Form 10-Q
period 2000-03-31
VERSATA INC
filed 2000-05-15
CIK 1034397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                           Commission file number 0-

                                  VERSATA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   68-0255203
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                               2101 WEBSTER STREET
                                OAKLAND, CA 94612
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

Registrant's telephone number, including area code  (510) 238-4100
                                                     ------------------


                                 Not Applicable
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                                SINCE LAST REPORT

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X   No ______

        The registrant has not been subject to such filing requirement for the past 90 days, as it closed its initial public offering on Form S-1 on March 8, 2000.

        As of May 10, 2000, the total number of outstanding shares of the Registrant's common stock was 39,805,435.

                                      INDEX



                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements:


             Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999.................    3


             Condensed Consolidated Statements of Operations for the Three Months
             ended March 31, 2000, and 1999................................................................    4


             Condensed Consolidated Statements of Cash Flows for the Three Months
             ended March 31, 2000, and 1999................................................................    5


             Notes to Condensed Consolidated Financial Statements..........................................    6


Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................................    7


Item 3.      Quantitative and Qualitative Disclosures about Market Risk....................................    9


PART II.     OTHER INFORMATION


Item 2.      Changes in Securities from sales of registered securities.....................................    20


Item 4.      Submission of Matters to a Vote of Security Holders...........................................    20


Item 6.      Exhibits and Reports on Form 8-K..............................................................    20


SIGNATURE PAGE.............................................................................................    21


EXHIBITS...................................................................................................    22

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  VERSATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                             March 31,          December 31,
                                                                               2000                1999
                                                                            -----------         ------------
                                                                            (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents ....................................          $ 110,829           $  20,655
     Accounts receivable, net of allowance  of $913 at
          March 31, 2000 and $886 at December 31, 1999 ............              9,401               5,587
     Unbilled receivables .........................................              1,068               1,584
     Prepaid expenses and other current assets ....................              3,501               2,311
                                                                             ---------           ---------
              Total current assets ................................            124,799              30,137
Property and equipment, net .......................................              3,339               1,902
Notes receivable from related parties .............................                423                 134
Intangible assets .................................................              2,637               1,389
Other assets ......................................................                332                  98
                                                                             ---------           ---------
              Total assets ........................................          $ 131,530           $  33,660
                                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .............................................          $   6,003           $   2,025
     Accrued expenses .............................................              8,981               7,298
     Deferred revenue .............................................              6,183               4,433
     Current portion of long-term debt ............................                179                 166
                                                                             ---------           ---------
              Total current liabilities ...........................             21,346              13,922
Long-term debt, less current portion ..............................                264                 320
                                                                             ---------           ---------
               Total liabilities ..................................             21,610              14,242

Stockholders' equity:
     Convertible preferred stock ..................................                 --                  26
     Common stock .................................................                 40                   7
     Additional paid-in capital ...................................            225,646              89,905
     Notes receivable from stockholders ...........................             (4,604)             (2,413)
     Deferred compensation ........................................            (37,575)            (14,732)
     Accumulated deficit ..........................................            (73,587)            (53,375)
                                                                             ---------           ---------
               Total stockholders' equity .........................            109,920              19,418
                                                                             ---------           ---------
               Total liabilities and stockholders' equity .........          $ 131,530           $  33,660
                                                                             =========           =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     ---------------------------
                                                                                       2000               1999
                                                                                     --------           --------
Revenue:
     Software license .....................................................          $  4,136           $    961
     Services and other fees ..............................................             5,970                817
                                                                                     --------           --------
              Total revenue ...............................................            10,106              1,778

Cost of revenue:
     Software license .....................................................               194                 66
     Services and other fees (exclusive of stock-based compensation
       of $4,048 and $83, respectively) ...................................             5,478              1,002
                                                                                     --------           --------
              Total cost of revenue .......................................             5,672              1,068
                                                                                     --------           --------
Gross profit ..............................................................             4,434                710
                                                                                     --------           --------

Operating expenses:
     Sales and marketing (exclusive of stock-based compensation
       of $5,130 and $140, respectively) ..................................            10,189              2,157
     Product development (exclusive of stock-based compensation
       of $1,072 and $77, respectively)....................................             1,857                820
     General and administrative (exclusive of stock-based compensation
       of $824 and $26, respectively) .....................................             2,001                502
     Stock-based compensation .............................................            11,074                326
     Amortization of intangibles ..........................................               190                 --
                                                                                     --------           --------
              Total operating expenses ....................................            25,311              3,805
                                                                                     --------           --------
Loss from operations ......................................................           (20,877)            (3,095)
Interest income, net ......................................................               665                 28
                                                                                     --------           --------
Net loss ..................................................................          $(20,212)          $ (3,067)
                                                                                     ========           ========

Basic and diluted net loss per share ......................................          $  (1.33)          $  (1.37)
                                                                                     ========           ========

Weighted average common shares used in computing basic and diluted net loss
      per share ...........................................................            15,203              2,245
                                                                                     ========           ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                        -----------------------------
                                                                                          2000                 1999
                                                                                        ---------           ---------
Cash flows used in operating activities:
   Net loss ....................................................................        $ (20,212)          $  (3,067)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ...........................................              406                 115
       Provision for doubtful accounts .........................................              376                  50
       Stock-based compensation expense ........................................           11,074                 326
       Changes in operating assets and liabilities:
            Accounts receivable ................................................           (4,191)             (1,101)
            Unbilled receivables ...............................................              516                (503)
            Prepaid expenses and other current assets ..........................           (1,295)                (82)
            Other assets .......................................................             (234)                 (3)
            Accounts payable and accrued liabilities ...........................            5,661                 191
            Deferred revenue ...................................................            1,750                 757
                                                                                        ---------           ---------
                Net cash used in operating activities ..........................           (6,149)             (3,317)
                                                                                        ---------           ---------

Cash flows used in investing activities:
   Purchase of property and equipment ..........................................           (1,547)                (71)
   Increase in notes receivable from related parties ...........................             (289)                (45)
   Net cash used in connection with acquisitions ...............................             (351)                 --
                                                                                        ---------           ---------
                Net cash used in investing activities ..........................           (2,187)               (116)
                                                                                        ---------           ---------

Cash flows from financing activities:
   Principal payments under capital lease obligations ..........................              (21)                (18)
   Principal payments on equipment loan ........................................              (22)                (83)
   Net proceeds from issuance of convertible preferred stock ...................            1,500                  --
   Net proceeds from issuance of common stock ..................................           96,654                   1
   Proceeds from exercise of preferred stock warrants ..........................               90                  --
   Proceeds from exercise of common stock warrants .............................              113                  --
   Proceeds from exercise of options ...........................................              580                  --
   Repurchase of common stock from stockholder .................................               (6)                 --
   Payments from stockholders on notes receivable ..............................              272                  --
   Loan provided to shareholder for founder shares .............................             (650)                 --
                                                                                        ---------           ---------

                Net cash provided by (used in) financing activities ............           98,510                (100)
                                                                                        ---------           ---------

                Net increase(decrease) in cash and cash equivalents ............           90,174              (3,533)
Cash and cash equivalents at beginning of the period ...........................           20,655               5,767
                                                                                        ---------           ---------
Cash and cash equivalents at end of the period .................................        $ 110,829           $   2,234
                                                                                        =========           =========
Supplemental disclosure of cash flow information cash paid during
   the period for interest .....................................................        $      17           $      20
                                                                                        =========           =========
Supplemental disclosures of non-cash investing and financing activities

Common stock issued for notes receivable from stockholders .....................        $   1,813           $      --
                                                                                        =========           =========
Conversion of preferred stock to common stock on the date of public offering ...        $      26                  --
                                                                                        =========           =========
Issuance of convertible preferred stock in connection with acquisition .........        $   1,087           $      --
                                                                                        =========           =========
Property and equipment obtained through capital lease ..........................        $      --           $      49
                                                                                        =========           =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      The Company

        Versata, Inc. (the "Company" or "Versata") was incorporated on August 27, 1991. The Company reincorporated in the State of Delaware on February 24, 2000. The Company is a global provider of E-Business Automation System application software and services that enable businesses and other large organizations to create, rapidly deploy and modify software applications for intranets, extranets and the Internet. The Company markets its software worldwide and has sales offices in the United States, Canada, United Kingdom, Germany, France, and Hong Kong.

        The condensed consolidated financial statements include the accounts of Versata, Inc. and its international subsidiaries, all of which are wholly owned, located in North America, Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation. Versata, Inc. and its subsidiaries are collectively referred to as the "Company" or "Versata."

2.      Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all financial information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration on Form S-1. In the opinion of management, these condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the financial condition of the Company as of the date of the interim balance sheet. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

3.      Summary of significant accounting policies

        Revenue Recognition

        The Company derives revenue from two sources as follows: (i) software license and maintenance revenue to end users, VARs, system integrators and OEMs and (ii) service revenue which includes consulting, training services and customer support. To date there have been only a limited number of transactions involving licenses with OEMs, VARs or system integrators that allow subsequent resale to end-user customers. Effective January 1, 1998, the Company adopted SOP 97-2, Software Revenue Recognition, with the exception of the provision deferred by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. In accordance with the adopted provisions of SOP 97-2, the Company records revenue from licensing of software products to end-users when a license agreement is signed by both parties, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. Generally, the Company provides payment terms that range from thirty days to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed and determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition. Undelivered elements consist primarily of post contract customer support ("PCS") and other services such as consulting and training. Services are not generally considered essential to the functionality of the software. The Company recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and the support contracts, respectively, which is generally twelve months. For revenue allocated to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage of completion method of contract accounting. For licensing of the software to OEMs, VARs and systems integrators which involve minimum non-refundable royalty prepayment, the royalty prepayment is recorded in prepaid expenses upon receipt of the cash payment. Revenue from these transactions is not recognized until the software is sold by the OEM, VAR or system integrator to an end-user customer.

        Earnings per Share

        Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options, common stock subject to repurchase or other types of securities. Diluted earnings per share excludes potential common stock if their effect is antidilutive.

        The following table sets forth the computation of basic and diluted loss per share:


                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2000                1999
                                                                         ---------           -------
                                                                                   (Unaudited)
Numerator:
     Net loss .................................................          $ (20,212)          $(3,067)
                                                                         =========           =======
Denominator:
     Weighted average shares outstanding ......................             17,640             2,245
     Weighted average unvested shares of
        common stock subject to repurchase ....................             (2,437)               --
                                                                         ---------           -------
     Denominator for basic and diluted calculation ............             15,203             2,245
                                                                         =========           =======
Basic and diluted net loss per share ..........................          $   (1.33)          $ (1.37)
                                                                         =========           =======

        The Company has excluded all preferred stock, outstanding stock options, warrants and shares subject to repurchase by the Company from the calculation of loss per share because all such securities are anti-dilutive for all periods presented. Shares subject to repurchase by the Company will be included in the computation of earnings per share when the Company's option to repurchase these shares expires. The number of potential common stock excluded from the diluted calculation was 31,875,483 and 25,360,154 at March 31, 2000 and 1999,
respectively.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until the first quarter ending June 30, 2000. The Company will adopt SFAS No. 133 in its quarter ending June 30, 2000. The Company has determined that the pronouncement will not have a material impact on its financial condition or results of operations as currently conducted.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is presently analyzing the impact, if any, that the adherence to the SAB will have on our financial condition or results of operations.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25, this interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and other that become effective after June 30, 2000. The Company does not believe that the adoption of this interpretation will have a material impact on our financial condition or results of operations.

4. Initial Public Offering

        In March 2000, the Company completed an initial public offering in which the Company sold 3,850,000 shares of its common stock for net proceeds to the Company of $83.8 million, net of issuance cost. In March 2000, the Company's underwriters exercised their over-allotment option, which resulted in the sale of an additional 577,500 shares of the Company's stock which generated additional proceeds of $12.9 million. Upon closing of the initial public offering, each outstanding share of the Company's Convertible Preferred stock was automatically converted into one share of common stock of Versata resulting in the issuance of 26,950,287 shares of common stock.

5. Acquisitions

        On January 20, 2000, the Company acquired McGilly Information Systems, Inc. and Webink Computer Consultants for an aggregate purchase price of $1,189,000. The acquisition was completed through the issuance of 72,000 shares of the Company's Series F preferred stock and $101,000 in cash consideration. The acquisition has been accounted for by using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired on the basis of their relative values on the acquisition date. The Company did not assume any liability with respect to these acquisitions. The total purchase price was allocated to goodwill with an estimated life of 36 months.

6. Subsequent Events

        In April 2000 the Company entered into a new lease agreement for its headquarters facilities. The lease commences in August 2000 with a term of 8 years and contains two renewal options. In connection with the lease, the Company is required to maintain a letter of credit totaling $5.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Versata should be read in conjunction with the condensed consolidated financial statements of Versata and notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, assumptions and projections and entail various risks and uncertainties including those set forth below under "Risk Factors That May Affect Future Results," that could cause actual results to differ materially from those projected in the forward-looking statements.

        OVERVIEW

        We provide a comprehensive suite of software and services that enable our customers to rapidly deploy e-business software applications that can be modified quickly to meet constantly changing business requirements. From our incorporation in August 1991 through December 1994, we were a professional services company and generated revenue from technical consulting projects. In January 1995, we commenced development efforts on our initial software products, from which we generated revenue from late 1995 through early 1998. In September 1996, we began development of our first Web-based software product, which we began shipping commercially in September 1997. In September 1998, we introduced the first generation of what is now our Versata E-Business

Automation System. To date, we have licensed our products and provided services to over 500 customers around the world. Since the second quarter of 1998, we generated our revenue exclusively from our Web-based software products and related services.

        We derive our revenue from the sale of software product licenses and from related services. Software license revenue is derived from the sale of software licenses for our Versata E-Business Automation System. Our software licenses are priced based on the size of the customer's project. Software license revenue also includes product maintenance, which provides the customer with unspecified software upgrades over a specified term, typically twelve months. Services revenue consists of fees from professional services and customer support. Professional services include consulting and training. Customers typically purchase these professional services from us to enlist our support in implementation activities, generally when the sale is made through direct sales efforts. Professional services are sold generally on time-and-materials basis, while customer support is priced based on the particular level of support chosen by the customer.

        We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition." Software license revenue is recognized when both parties sign a license agreement, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. Our customers usually purchase maintenance agreements for product upgrades, and revenue is recognized ratably over the term of the agreement, typically one year, as a component of software license revenue. We bill professional service fees generally on a time-and-materials basis and recognize revenue as the services are performed. We offer differing levels of customer support and revenue is recognized ratably over the term of the customer support agreement, typically one year. Services are not generally essential to the software. In instances where the services are deemed essential to the software, both the software license and consulting fees are recognized using the percentage of completion method of contract accounting. Fees from arrangements, which provide for extended payment terms are recognized as revenue when payments become due. The portion of fees related to either products delivered or services rendered which are not due under our standard payment terms is reflected in deferred revenue and in unbilled receivable until payments become due. Deferred revenue balances also include amounts billed in advance of service rendered.

        As of March 31, 2000, we had deferred revenue of $6.2 million, an increase of $1.8 million from $4.4 million as of December 31, 1999. This increase is principally attributable to additions to deferred revenue due to new contracts signed during the quarter.

        We market our products and services through our direct sales force, consulting partners, companies that sell pre-packaged software applications, companies that custom develop and integrate software applications and companies that sell software applications over the Internet on a subscription services basis, often referred to as application service providers. While our revenue to date has been derived predominantly from customers in the United States, we believe international revenue will represent a more significant component of our total revenue as we expand our direct and indirect international sales efforts. Net revenues from international sales represented 18.7% of our total revenue in the first quarter of 1999 and 18.2% of our total revenue in the first quarter of 2000, but in absolute terms, our international sales revenue increased approximately 454.5% in the first quarter of 2000 as compared to the first quarter of 1999.

        Our cost of software license revenue consists of royalty payments to third parties for technology incorporated in our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Our cost of service revenue consists of salaries of professional service personnel, and payments to third party consultants incurred in providing customer support, training, and consulting services. We currently generate positive gross margins from our consulting and training services, while our fixed cost of customer support services exceeds our revenue generated from support activities. We expect this trend to continue for the next several quarters. Cost of services revenue as a percentage of services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

        Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $53.4 million and $73.6 million as of December 31, 1999 and March 31, 2000, respectively. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, establish additional domestic and international sales offices, increase product development, broaden professional services, expand facilities and support, and improve operational and financial systems. We expect to incur additional net losses and negative cash flows from operations on a quarterly and annual basis for the foreseeable future. In addition, our limited operating history as a company focused on Web-based software products makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will achieve or sustain revenue growth or profitability.


        RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage revenues represented by certain lines in our Condensed Consolidated Statements of Operations:


                                                                  Three Months Ended March 31,
                                                                  2000                   1999
                                                                 ------                 ------
Revenue:
     Software license ............................                40.93%                 54.05%
     Services and other fees .....................                59.07                  45.95
                                                                 ------                 ------
                 Total revenue ...................               100.00                 100.00
                                                                 ------                 ------
Cost of revenue:
     Software license ............................                 1.92                   3.71
     Services and other fees .....................                54.21                  56.36
                                                                 ------                 ------
                 Total cost of revenue ...........                56.13                  60.07
                                                                 ------                 ------
Gross profit .....................................                43.87                  39.93
Operating expenses:
     Sales and marketing .........................               100.82                 121.32
     Product development .........................                18.38                  46.12
     General and administrative ..................                19.80                  28.23
     Stock-based compensation ....................               109.58                  18.33
     Amortization of intangibles .................                 1.88                     --
                                                                 ------                 ------
                 Total operating expense .........               250.46                 214.00
                                                                 ------                 ------
Loss from operations .............................              (206.59)               (174.07)
                                                                                        ------
Other income, net ................................                 6.59                   1.57
                                                                 ------                 ------
Net loss .........................................              (200.00)%              (172.50)%
                                                                 ======                 ======


        REVENUE

        Total revenue consists of software license revenue and services revenue. Total revenue increased by $8.3 million, or 468.4%, from $1.8 million in the first quarter of 1999 to $10.1 million in the first quarter of 2000. This increase was principally attributable to the continued growth in new customers, repeat business from existing customers and rapid growth in international markets.

        Software License Revenue

        Software license revenue increased by $3.2 million, or 330.4%, from $961,000 in the first quarter of 1999 to $4.1 million in the first quarter of 2000. This increase was primarily attributable to growth in both the number of licenses sold as well as higher average sales prices realized for software licenses. Software license revenue also benefited from the expansion of our distribution channels through the addition of several System and Web integration partners. As a result of the rapid growth of our international operations during 1999, revenue from international sales increased by $1.1 million, or 327.6% from $323,000 in the first quarter of 1999 to $1.4 million in the first quarter of 2000.

        Services Revenue and Other Fees

        Services revenue increased by $5.2 million, or 630.7%, from $817,000 in first quarter of 1999 to $6.0 million in first quarter 2000. This increase was attributable to growth in the number of our customers and support contracts from direct sales efforts and also due to the expansion of our professional consulting organization from the addition of three consulting and training organizations and hiring of additional consultants. Services revenue from international customers increased by $451,000, from $9,000 in first quarter 1999 to $460,000 in first quarter 2000.

        COST OF REVENUE

     Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue increased by $4.6 million, or 431.1%, from $1.1 million in the first quarter of 1999 to $5.7 million in the first quarter of 2000.

        Cost of Software License Revenue

        Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue increased by $128,000 or 193.9%, from $66,000 in the first quarter of 1999 to $194,000 in the first quarter of 2000. This increase was attributable to a larger volume of sales orders during first quarter 2000.

        Cost of Services Revenue and Other Fees

        Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue increased by $4.5 million, or 446.7%, from $1 million in the first quarter of 1999 to $5.5 million in the first quarter of 2000. This increase was principally due to an increase in the number of our consulting, training and customer support personnel and due to the expansion of our consulting services organization through additions of two consulting and training services organizations during first quarter 2000, required to meet the service needs of our increased number of customers.


        OPERATING EXPENSES

        Operating expense increased by $21.5 million, or 565.2%, from $3.8 million in the first half of 1999 to $25.3 million in the first quarter of 2000. Approximately 50% of this increase was due to an increase in the amortization of unearned non-cash stock-based compensation. The balance of the increase was due to increased investment in our sales and marketing operations to increase our market position and expand our distribution channels. Eliminating the non-cash charges relating to stock-based compensation, operating expense in the first quarter of 2000 was $14.2 million, a 305.7% increase over $3.5 million in operating expense in the first quarter of 1999.

        Sales and Marketing

        Sales and marketing expense consists of salaries, commissions, and expense from our sales offices, travel and entertainment expense and marketing programs. Sales and marketing expense increased by $8.0 million, or 372.4%, from $2.2 million in the first quarter of 1999 to $10.2 million in the first quarter of 2000. This increase is attributable to increases in the number of sales employees in North America, as well as the expansion of our international sales operations. We anticipate that our sales and marketing expense will continue to increase in future periods as we continue to expand our sales and marketing efforts.

        Product Development

        Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense increased by $1 million, or 126.5%, from $820,000 in the first quarter of 1999 to $1.9 million in the first quarter of 2000. This increase was primarily attributable to increases in the number of personnel in Versata's product development and engineering organization.

        We believe that continued investment in product development is critical to attaining our strategic objectives, and, as a result, we expect product development expense to increase significantly in future periods. To date, all software development costs have been expensed in the period incurred.

        General and Administrative

        General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs, professional service fees and allowance for doubtful accounts. General and administrative expense increased by $1.5 million, or 298.6%, from $502,000 in the first quarter of 1999 to $2.0 million in the first quarter of 2000. These increases are attributable to a growing number of employees, as well as an increase in the provision for bad debt reserve as our revenue and accounts receivable grew.

        We believe general and administrative expense will increase in future periods, as we expect to add personnel to support our expanding operations, incur additional costs related to the growth of our business and assume the responsibilities of a public company.

        Stock-Based Compensation

        Stock-based compensation expense includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. We incurred a non-cash charge of $11.1 million for the first quarter of 2000 as compared to $326,000 in the first quarter of 1999, related to the issuance of stock options with exercise prices below fair market value on the date of grant. Additional unvested outstanding options will continue to vest over the next 50 months, which will result in additional compensation expense of approximately $37.6 million in the aggregate in periods subsequent to March 31, 2000, which will be charged to operations over the next 50 months.

        Amortization of intangibles

        We incurred a non-cash charge of $190,000 in the first quarter of 2000 related to the amortization of goodwill related to the acquisitions of Pragma6 in the fourth quarter of 1999 and, the acquisitions of McGilly and Webink in the first quarter of 2000. There were no such charges in the comparable first quarter 1999. Goodwill of approximately $2.6 million will continue to be charged to operations ratably over the next three years.

        Interest income (expense), net

        Interest income (expense), net is primarily comprised of interest income. We had net income of $28,000 for the first quarter 1999 compared to $665,000 for the first quarter of 2000. This increase was principally due to interest income earned from higher cash balances resulting from our Initial Public Offering in the first quarter of 2000 compared to first quarter of 1999.

        Net Operating Losses and Tax Credit Carry-forwards

        As of December 31, 1999, we had net operating losses and research and development credit carry-forwards of approximately $45.0 million and $635,000, respectively. The net operating losses and research and development credit carry-forwards will expire through 2019, if not utilized. Under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), substantial changes in our ownership may limit the amount of net operating loss carry-forwards that can be utilized annually in the future to offset taxable income. A valuation allowance has been established to fully reserve the potential benefits of these carry-forwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carry-forwards and other deferred tax assets.



        LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of March 31, 2000, we had $110.8 million in cash and cash equivalents and $103.9 million in working capital. We have an equipment loan from a leasing company for amounts borrowed to finance equipment. This loan is payable over 36 months, with an effective interest rate of 17%. At March 31, 2000, we had a total of approximately $340,000 outstanding under this loan.

        Net cash used in operating activities was $6.6 million in the first quarter of 2000 and $3.3 million in the first quarter of 1999. Net cash flows used by operating activities in each period reflect increasing net losses, non-cash expenses including stock-based compensation, depreciation, amortization, and provision for doubtful accounts. The use of operating cash was also impacted to a lesser extent by changes in working capital.

        Net cash used in investing activities was $2.2 million in first quarter 2000 and was $116,000 in the first quarter of 1999. Cash used in investing activities reflects purchases of property and equipment in each period. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. Investing activities in the first quarter of 2000 also reflect the purchase of two consulting and training organizations.

        Net cash provided by financing activities was $99.0 million in the first quarter of 2000. In the first quarter of 1999, net cash of $100,000 was used in financing activities. Cash provided by financing activities includes net proceeds from the issuance of preferred and common stock, including the Company's initial public offering in March of 2000.

        We expect to experience significant growth in our operating expenses, particularly sales and marketing and product development expenses, for the foreseeable future to execute our business plan. We anticipate that a portion of our cash resources will be used to expand our marketing and product development activities. In addition, we may use some cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines.

        We believe that the net proceeds from the sale of the common stock generated by our initial public offering, together with funds generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

        CONVERSION TO EURO

        We conduct business in eight European countries, and for the quarter ended March 31, 2000, we derived 17.7% of our total revenue from our European operations. Eleven of the fifteen member countries of the European Union have adopted the Euro as their legal currency. We expect to be able to process Euro-denominated transactions early in 2000. In addition, our products support the Euro currency symbol. We are also assessing the business implications of the conversion to the Euro, including long-term competitive implications and the effect of market risk with respect to financial instruments. Based on the foregoing, we do not believe the Euro will have a significant effect on our business, financial position, cash flows or results of operations. We will continue to assess the impact of Euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until the first quarter ending June 30, 2000. The Company will adopt SFAS No. 133 in its quarter ending June 30, 2000. The Company has determined that the pronouncement will not have a material impact on its financial condition or results of operations as currently conducted.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. We are presently analyzing the impact, if any, that the adherence to the SAB will have on our financial condition or results of operations.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25, this interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and other that become effective after June 30, 2000. The Company does not believe that the adoption of this interpretation will have a material impact on our financial condition or results of operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS


        WE HAVE INCURRED CONSISTENT OPERATING LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR NET LOSSES AND NEGATIVE CASH FLOWS FOR THE FORSEEABLE FUTURE

                We have never been profitable. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in the future. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or are not reduced in the event of lower revenue, we may never achieve profitability. We incurred net losses of $3.9 million for the year ended December 31, 1995, $9.0 million for the year ended December 31, 1996, $9.8 million for the year ended December 31, 1997, $8.1 million for the year ended December 31, 1998, and $21.8 million for the year ended December 31, 1999. As of March 31, 2000, we had an accumulated deficit of $73.6 million. We expect to incur additional net losses and negative cash flows from operations on a quarterly and annual basis for the foreseeable future. We expect our operating expenses will increase substantially as we continue to expand our business. We also expect to significantly increase our product development, sales and marketing, and general and administrative expenses in future periods.
        As a result, we will need to significantly increase our revenue to achieve and maintain profitability.


        OUR OPERATING RESULTS WILL SUFFER IF WE CANNOT ACCURATELY FORECAST OUR REVENUE.

                We began to derive our revenue exclusively from Web-based software products and services in early 1998. As a result of our limited operating history in the Internet infrastructure software market, it is difficult to forecast our revenue accurately, and we have limited historical financial data upon which to base planned operating expenses. Our operating expenses are largely based on anticipated revenue projections, and a high percentage of our expenses are and will continue to be fixed in the short-term. As a result, we may not be able to quickly reduce spending if revenue is lower than we projected. If our revenue falls short of our expectations in any quarter, our operating results would be harmed, which could cause our stock price to fall.


        THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

                Our quarterly operating results have not been predictable and are likely to vary from expectations in the future, making it difficult to predict future performance. These variations result from a number of factors beyond our control such as:

        -       the size and timing of individual sales orders;

        -       unexpected delays in introducing new products and services;

        -       customer budget constraints;

        -       the mix of product license and services revenue;

        -       the mix of direct and indirect channel sales;

        - the level of product competition in our market and the timing and market acceptance of new product introductions and upgrades by us or our competitors;

        - changes in the rapidly evolving Internet infrastructure software market;

        - costs related to possible acquisitions of new technology and businesses; and

        -       general economic conditions.

                We believe that period-to-period comparisons of our operating results will not necessarily be meaningful in predicting future performance. If we do not achieve our expected revenue, it is possible that our operating results will fall below the expectations of market analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the trading price of our common stock.

                Although we have limited historical financial data, we believe that our quarterly operating results may experience seasonal fluctuations. For instance, quarterly results may fluctuate based on our clients' calendar year budgeting cycles, deferral of customer orders in anticipation of product enhancements or new products, slow summer purchasing patterns particularly in Europe and our compensation policies that tend to compensate sales personnel for achieving annual sales quotas, typically in the latter half of the year.

        IF OUR E-BUSINESS AUTOMATION SYSTEM AND RELATED SERVICES DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, THE SOURCE OF SUBSTANTIALLY ALL OF OUR REVENUE WILL BE AT RISK.

                We cannot predict the level of market acceptance that will be achieved or maintained by our products and services. If either the Internet infrastructure software market in general, or the market for our software or related services in particular, fails to grow or grows more slowly than we anticipate, or if either market fails to accept our products and related services, the source of substantially all of our revenue will be at risk. We expect to continue to derive substantially all our revenue from and be dependent upon our E-Business Automation System and related services in the future. The market for our E-Business Automation System and related services is new, rapidly evolving and highly competitive, and we cannot be certain that a viable market for our products will ever develop or be sustained. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products, product enhancements and related services in a timely and cost effective manner. We expect to continue to commit significant resources to market and further develop our E-Business Automation System and related services and to enhance the brand awareness of our software and services.


        FAILURE TO EXPAND OR GROW THE SERVICE OFFERINGS THAT COMPLEMENT OUR E-BUSINESS AUTOMATION SYSTEM WOULD PUT AT RISK A SUBSTANTIAL COMPONENT OF OUR REVENUE.

                We believe that growth in our product license revenue depends on our ability to provide our customers with comprehensive services and to educate third-party resellers, instructors and consultants on how to provide similar services. These services include customer support, training, mentoring, staff augmentation and project management services. If we fail to attract, train and retain the skilled persons who deliver these services, our business and operating results could be seriously harmed. We plan to increase the number of our service personnel to meet these needs. However, competition for qualified service personnel is intense, and we may not be able to attract, train or retain, or employ through acquisition, the number of highly qualified service personnel that our business needs.

                We expect our service revenue to increase in dollar amount as we continue to provide consulting, training and customer support services that complement our products and as our installed base of customers grows. A decline in the price of or demand for our service offerings could put at risk a substantial component of our revenue.


        OUR MANAGEMENT MAY NOT BE ABLE TO INCREASE THE NUMBER OF OUR EMPLOYEES FAST ENOUGH TO KEEP PACE WITH OUR GROWTH, WHICH MAY LEAD TO A FLATTENING OR DECLINE IN OUR REVENUE.

                We have expanded our operations rapidly in the last 15 months. To keep pace with this expansion, we have increased our overall personnel from 90 employees and independent contractors devoting substantially all of their time to us as of December 31, 1998 to 457 as of March 31, 2000. We anticipate continued rapid expansion of our operations in the foreseeable future to pursue existing and potential market opportunities. This rapid growth is placing, and will continue to place, significant demands on management and operational resources. To be successful, we will need to:

        -       implement additional management information systems;

        - improve our operating, administrative, financial and accounting systems, procedures and controls;

        -       attract, train and retain new employees; and

        - maintain close coordination among our executive, engineering, professional services, accounting, finance, marketing, sales and operations organizations.

                Our growth has resulted, and any future growth will result, in increased responsibilities for management personnel, many of who have been employed by us for a relatively short period of time. In addition, we may not adequately anticipate all the demands that growth may impose on our systems, procedures and structure. Any failure to anticipate and respond adequately to these demands or manage our growth effectively could cause our revenue to flatten or decline.

        THE INTERNET INFRASTRUCTURE SOFTWARE MARKET IS HIGHLY COMPETITIVE AND WE MAY LOSE MARKET SHARE TO COMPANIES DEVELOPING THEIR OWN SOFTWARE AND TO LARGER COMPETITORS WITH GREATER RESOURCES.

                The Internet infrastructure software market in general, and the market for our software and related services in particular, are new, rapidly evolving and highly competitive. We expect competition in this market to persist and intensify in the future. While our primary competition comes from companies developing their e-business software applications internally using traditional programming approaches, we also compete with a number of other sources, including vendors of application server products and services, vendors of Web integrated development environments and companies that market software applications for businesses.

                Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors also have more extensive customer bases, broader customer relationships and broader industry alliances that they could leverage, thereby establishing relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional service organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings or may introduce new products and enhancements. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

        WE MAY FACE ADDITIONAL COMPETITIVE PRESSURE AS A RESULT OF OUR AGREEMENT TO CO-BRAND AN INTEGRATED PRODUCT WITH IBM, IBM'S PROMOTION OF TECHNOLOGIES THAT ARE NOT COMPATIBLE WITH OUR TECHNOLOGY, AND INCREASING CONSOLIDATION IN THE APPLICATION SERVER MARKET.

                As a result of an agreement with IBM, we have integrated our E-Business Automation System with IBM's WebSphere(TM) Application Server Advanced Edition. IBM is currently translating this product into nine foreign languages. IBM and we will offer the new product under our respective brand names. Although we will receive license fees from IBM, this co-branding will likely result in a situation where we compete with IBM in the market for e-business automation products and services while simultaneously maintaining a working relationship with IBM. IBM has a longer operating history, a significantly larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than we do. As a result, we may not be able to compete effectively with IBM in the future, and our business, operating results and financial condition may be materially adversely affected.

                We expect that IBM's commitment to and presence in the market for technology that allows for flexible creation, deployment and modification of e-business software applications will substantially increase competitive pressure in the market. Notwithstanding our current agreement, IBM may in the future promote technologies and standards more directly competitive with or not compatible with our business rules automation technology.

                In addition, increasing consolidation in the application server market around major software suppliers such as BEA Systems, IBM, Microsoft, Oracle and Sun Microsystems could create new competitive forces in the market for e-business automation. Our failure to maintain and enhance our competitive position will limit our ability to retain and increase our market share, resulting in serious harm to our business and operating results.

        OUR BUSINESS IS DEPENDENT UPON ENHANCEMENTS TO OUR E-BUSINESS AUTOMATION SYSTEM, AND FAILURE TO DO SO SUCCESSFULLY COULD CAUSE FUTURE SALES TO DECLINE.

                Our future financial performance depends significantly on revenue from future enhancements to our E-Business Automation System that we are currently developing and plan to develop. Any delay or difficulties in completing these enhancements could seriously harm our business and operating results. We are currently developing a new release of our E-Business Automation System, which will include functionality that we do not currently have. While we anticipate that the next version will be released in the third quarter of 2000, this version still requires significant additional development that could result in delay, and we cannot predict with certainty the date of commercial release. In addition, we cannot be certain that enhanced versions of our E-Business Automation System will meet customers' expectations.

        WE DEPEND ON INCREASED BUSINESS FROM OUR CURRENT AND NEW CUSTOMERS AND IF WE FAIL TO GENERATE REPEAT AND EXPANDED BUSINESS OR GROW OUR CUSTOMER BASE, OUR PRODUCE AND SERVICES REVENUE WILL LIKELY DECLINE.

                In order to be successful, we need to broaden our customer base by selling licenses and services to current and new customers. Many of our customers initially make a limited purchase of our products and services for pilot programs. These customers may not choose to purchase additional licenses to expand their use of our products. These and other potential customers also may not yet have developed or deployed initial software applications based on our products. If these customers do not successfully develop and deploy these initial software applications, they may choose not to purchase deployment licenses or additional development licenses. In addition, as we introduce new versions of our products or new products, our current customers may not require the functionality of our new products and may not license these products.

                If we fail to add new customers who license our product, our services revenue will also likely decline. Our service revenue is derived from fees for professional services and customer support. The total amount of services and support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a downturn in our software license revenue or a decline in the percentage of customers who renew their annual support agreements, our services revenue could become flat or decline.

        OUR LIMITED EXPERIENCE IN MANAGING A LARGE SALES FORCE MAY IMPAIR OUR ABILITY TO EXPAND SALES AND GENERATE INCREASED REVENUE.

                Until recently, we did not have a large direct sales force. Over the past year, we have rapidly expanded our direct sales force and plan to hire additional sales personnel commensurate with our sales objectives. We may experience difficulty in integrating the new members of our sales team into our operations. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. Newly hired employees will require extensive training and generally take at least nine months to achieve full productivity. Moreover, each sales team typically includes a sales representative, a system engineer and an inside salesperson. We have limited experience in managing a large, expanding, geographically dispersed sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers. We cannot be certain that we will be able to hire enough qualified individuals in the future or that newly-hired employees will achieve necessary levels of productivity.

        ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND CONSEQUENTLY HARM OUR FINANCIAL CONDITION.

                As part of our business strategy, we review on an ongoing basis acquisition prospects that we believe would be advantageous to the development of our business. While we have no current agreements with respect to any major acquisitions, we may make acquisitions of businesses, products, consulting organizations or technologies in the future. If we make any acquisitions, we could take any or all of the following actions, any of which could materially and adversely affect our financial results and the price of our common stock:

                - issue equity securities that would dilute existing stockholders' percentage ownership;

                - use a substantial portion of our available cash, including proceeds from this offering;

                - incur substantial debt, which may not be available on favorable terms;

                -       assume contingent liabilities; or

                - take substantial charges in connection with the amortization of goodwill and other intangible assets.

                Acquisitions also entail numerous risks, including:

                - difficulties in assimilating acquired operations, products and personnel with our pre-existing business and operations;

                -       unanticipated costs;

                - diversion of management's attention from other business concerns;

                - adverse effects on existing business relationships with suppliers and customers;

                - risks of entering markets in which we have limited or no prior experience; and

                - potential loss of key employees from either our preexisting business or the acquired organization.

                We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business and operating results.

        OUR STOCK PRICE MAY FLUCTUATE WIDELY.

                Prior to our initial public offering in March 2000, there was no public market for our common stock. The market price of our common stock has fluctuated substantially since our initial public offering. It may continue to fluctuate substantially as a result of:

                -       quarterly fluctuations in operating results;

                - announcements of new products or product enhancements by us or our competitors;

                -       technological innovations by us or our competitors;

                - general market conditions or market conditions specific to our industry or our customers' industries; and

                - changes in earnings estimates or recommendations by analysts.

                Stock prices of Internet-related companies have been highly volatile. Our current stock price may not be indicative of the price that will prevail in the market in the future. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has at times been instituted against that company. If we become subject to securities litigation, we could incur substantial costs and experience a diversion of management's attention and resources.

        WE MAY REQUIRE FUTURE ADDITIONAL FUNDING TO STAY IN BUSINESS.

        Over time, we may require additional financing for our operations. Additionally, we periodically review other companies' product lines and technologies for potential acquisition. Any material acquisitions or joint ventures could require additional financing. This additional financing may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us. Moreover, additional financing may cause dilution to existing stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Versata is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business Versata establishes policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

INTEREST RATE RISKS. Versata's exposure to interest rate risks results primarily from its short-term investments. These securities have been classified as cash equivalents as the maturity dates are less than 90 days at the date of issuance. Versata does not believe its exposure to interest rate risk is material given the short-term nature of its investment portfolio. Declines in interest rates over time will, however, reduce our interest income.

FOREIGN CURRENCY RISKS. As of March 31, 2000, Versata had operating subsidiaries located in the United Kingdom, Germany, Belgium, Hong Kong and France. Internationally, Versata invoices customers primarily in U.S. dollars and we maintain only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We do not currently enter into foreign currency hedge transactions. Through March 31, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

                                     PART II

                                OTHER INFORMATION



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

        During January and February 2000, Versata granted options to purchase 2,883,600 shares of common stock to existing and new employees at a weighted average exercise price of $7.55 per share. The options were granted pursuant to our 1997 Stock Option Plan. These options were granted by us in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended.

        On January 19, 2000, we issued 269,784 shares of Series F preferred stock to accredited investors for a total cash consideration of $1,500,000. On January 24, 2000, we issued 72,000 shares of Series F preferred stock in connection with the acquisition of two consulting services organizations for a total consideration of $1,087,000.

        None of the foregoing preferred stock transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and Regulation D promulgated thereunder. The recipients in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds

        On March 2, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (Commission File No. 333-92451). Pursuant to this Registration Statement, the Company completed an initial public offering which closed on March 8, 2000, of 4,427,500 shares of its common stock (including 577,500 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial public offering price of $24.00 per share ("the Offering"). The Offering was managed by Thomas Weisel Partners LLC, Dain Rauscher Incorporated, SG Cowen Securities Corporation and DLIdirect Inc. Proceeds to the Company, after calculation of the underwriters discount and commission, from the Offering totaled approximately $96.7 million, net of other Offering costs of approximately $2.2 million, none of which were paid to our directors or officers, or to any person owning more than 10% of any class of our equity securities. Upon completion of the offering, the Company's preferred stock was converted into 26,950,287 shares of common stock. Upon conversion of the preferred stock, all rights to accrued and unpaid dividends were waived.

        Versata has invested the net proceeds from its initial public offering of common stock in interest bearing investment grade instruments. We expect to use the net proceeds primarily to fund working capital, technology and product development and sales and marketing. None of the net proceeds of our initial public offering were paid to any of our directors or officers, or to any person owning 10% or more of any class of our equity securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        By written consent dated as of February 21, 2000, our stockholders approved the following proposals:

-       A proposal to approve our reincorporation in the State of Delaware;

- A proposal to approve the adoption of our 2000 Stock Incentive Plan as the successor to the 1997 Stock Option Plan;

-       A proposal to approve the adoption of our Employee Stock Purchase Plan;

- A proposal to approve the form of Indemnity Agreement for use as an agreement between Versata and each of our executive officers and directors; and

- A proposal to approve the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws of Versata Delaware.

        The written consent was given by holders of 25,971,608 shares or 76.1% of the Company's common stock on an as converted basis. Holders of 8,147,196 shares, or 23.9% of the Company's common stock on an as converted basis, abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     The following exhibits are included herein:

             NUMBER              DESCRIPTION
             ------              -----------

               3.1 Amended and Restated Certificate of Incorporation of Versata (incorporated by reference to Exhibit 3.1 to Versata's Registration Statement on Form S-1 (Registration No. 333-92451)).

               3.2 Amended and Restated Bylaws Versata (incorporated by reference to Exhibit 3.2 to Versata's Registration Statement on Form S-1 (Registration No. 333-92451)).

              27.1         Financial Statement Data

        (b)     Reports on Form 8-K: None.

                                  VERSATA, INC.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VERSATA, INC.

Date: May 15, 2000                   /s/ JOHN A. HEWITT, JR
                                         --------------------------------------
                                         John A. Hewitt Jr.
                                         President, Chief Executive Office and
                                         Director



                                     /s/  KEVIN B. FERRELL
                                         --------------------------------------
                                         Kevin B. Ferrell
                                         Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.       Page No.       Description
-----------       --------       -----------
    3.1                          Amended and Restated Certificate of
                                 Incorporation of Versata (incorporated by
                                 reference to Exhibit 3.1 to Versata's
                                 Registration Statement on Form S-1
                                 (Registration No. 333-92451)).

    3.2                          Amended and Restated Bylaws Versata
                                 (incorporated by reference to Exhibit 3.2 to Versata's Registration Statement on Form S-1
                                 (Registration No. 333-92451)).

   27.1                          Financial Data Schedule