Form 10-Q
period 2000-06-30
VERSATA INC
filed 2000-08-14
CIK 1034397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        Commission file number 000-29757

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


       As of July 31, 2000, the total number of outstanding shares of the Registrant's common stock was 40,572,206.

                                      INDEX



                                                                                                          PAGE NUMBER
                                                                                                          -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 .......................           3

Condensed Consolidated Statements of Operations for the Three and Six Months ended
                                    June 30, 2000 and 1999 .........................................           4

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2000
                                    and 1999 .......................................................           5

Notes to Condensed Consolidated Financial Statements................................................           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                    Operations .....................................................           8

Item 3. Quantitative and Qualitative Disclosures about Market Risk .................................          20

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ..................................................          20

Item 4. Submission of Matters to a Vote of Security Holders ........................................          21

Item 6. Exhibits and Reports on Form 8-K ...........................................................          21

SIGNATURE PAGE .....................................................................................          22

EXHIBITS ...........................................................................................          22

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  VERSATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                 June 30,          December 31,
                                                                                   2000                1999
                                                                                ---------           ---------
                                                                               (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents .......................................          $  64,203           $  20,655
     Short-term investments ..........................................             32,166                  --
     Accounts receivable, net of allowance  of $1,875 at
          June 30, 2000 and $886 at December 31, 1999 ................             13,308               5,587
     Unbilled receivables ............................................              1,784               1,584
     Prepaid expenses and other current assets .......................              3,276               2,311
                                                                                ---------           ---------
              Total current assets ...................................            114,737              30,137
Property and equipment, net ..........................................              5,382               1,902
Notes receivable from related parties ................................                280                 134
Intangible assets ....................................................              2,425               1,389
Other assets .........................................................                226                  98
                                                                                ---------           ---------
              Total assets ...........................................          $ 123,050           $  33,660
                                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................          $   5,007           $   2,025
     Accrued expenses ................................................              8,421               7,298
     Deferred revenue ................................................              7,240               4,433
     Current portion of long-term debt ...............................                192                 166
                                                                                ---------           ---------
              Total current liabilities ..............................             20,860              13,922
Long-term debt, less current portion .................................                238                 320
                                                                                ---------           ---------
              Total liabilities ......................................             21,098              14,242

Stockholders' equity:
     Convertible preferred stock .....................................                 --                  26
     Common stock ....................................................                 40                   7
     Additional paid-in capital ......................................            220,180              89,905
     Notes receivable from stockholders ..............................             (4,447)             (2,413)
     Unearned stock-based compensation ...............................            (24,568)            (14,732)
     Accumulated other comprehensive gain ............................                336                  --
     Accumulated deficit .............................................            (89,589)            (53,375)
                                                                                ---------           ---------
              Total stockholders' equity .............................            101,952              19,418
                                                                                ---------           ---------
              Total liabilities and stockholders' equity .............          $ 123,050           $  33,660
                                                                                =========           =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                         Three months ended            Six months ended
                                                                               June 30,                     June 30,
                                                                       -----------------------       -----------------------
                                                                         2000           1999           2000           1999
                                                                       --------       --------       --------       --------
Revenue:                                                               $  6,077       $  1,099       $ 10,213       $  2,060
  Software license ..............................................         7,798          1,370         13,768          2,187
  Services and other fees .......................................
                                                                       --------       --------       --------       --------
        Total revenue ...........................................        13,875          2,469         23,981          4,247

Cost of revenue:
  Software license ..............................................           221            187            415            253
  Services (exclusive of stock-based
    compensation of $1,770 and $81, for the three
    months ended June 30, 2000 and 1999 respectively, and
    $5,818 and $163 for the six months ended June 30,
    2000 and 1999 respectively) .................................         7,596          1,292         13,074          2,294
                                                                       --------       --------       --------       --------
        Total cost of revenue ...................................         7,817          1,479         13,489          2,547
                                                                       --------       --------       --------       --------
Gross profit ....................................................         6,058            990         10,492          1,700

Operating expenses: .............................................
  Sales and marketing (exclusive of stock-based
    compensation of $3,603 and $248, for the three
    months ended June 30, 2000 and 1999 respectively, and
    $8,734 and $388 for the six months ended June 30,
    2000 and 1999 respectively) .................................        11,493          2,836         21,682          4,993
  Product development (exclusive of stock-based
    compensation of $847 and $97, for the three
    months ended June 30, 2000 and 1999 respectively, and
    $1,918 and $174 for the six months ended June 30,
    2000 and 1999 respectively) .................................         2,166          1,036          4,023          1,951
  General and administrative (exclusive of stock-based
    compensation of $515 and $31 , for the three
    months ended June 30, 2000 and 1999 respectively, and
    $1,339 and $58 for the six months ended June 30,
    2000 and 1999 respectively) .................................         3,048            696          5,049          1,103
  Stock-based compensation ......................................         6,735            457         17,809            783
  Amortization of intangibles ...................................           237             --            427             --
                                                                       --------       --------       --------       --------
        Total operating expenses ................................        23,679          5,025         48,990          8,830

Loss from operations ............................................       (17,621)        (4,035)       (38,498)        (7,130)
Interest income (expense), net ..................................         1,619            (35)         2,284             (7)
                                                                       --------       --------       --------       --------
Net loss ........................................................      $(16,002)      $ (4,070)      $(36,214)      $ (7,137)
                                                                       ========       ========       ========       ========
Basic and diluted net loss per share ............................      $   (.42)      $  (1.53)      $  (1.37)      $  (3.04)

Weighted average common shares used in computing basic
  and diluted net loss per share ................................        37,698          2,663         26,444          2,350


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                           -----------------------
                                                                                             2000           1999
                                                                                           --------       --------
Cash flows used in operating activities:
   Net loss .........................................................................      $(36,214)      $ (7,137)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ................................................           915            231
            Provision for doubtful accounts .........................................         1,136            212
            Stock-based compensation expense ........................................        17,809            783
       Changes in operating assets and liabilities:
            Accounts receivable .....................................................        (8,858)        (2,549)
            Unbilled receivables ....................................................          (200)          (899)
            Prepaid expenses and other current assets ...............................        (1,070)           (85)
            Other assets ............................................................          (128)           (35)
            Accounts payable and accrued liabilities ................................         4,105          1,402
            Deferred revenue ........................................................         2,807          1,445
            Other liabilities .......................................................            --           (112)
                                                                                           --------       --------
                Net cash used in operating activities ...............................       (19,698)        (6,744)
                                                                                           --------       --------
Cash flows used in investing activities:
   Purchase of short-term investments ...............................................       (32,202)            --
   Purchase of property and equipment ...............................................        (3,887)          (367)
   Increase in notes receivable from related parties ................................          (146)           (41)
   Net cash used in connection with acquisitions ....................................          (101)            --
   Purchase of intangible assets ....................................................          (250)            --
                                                                                           --------       --------
                Net cash used in investing activities ...............................       (36,586)          (408)
                                                                                           --------       --------
Cash flows from financing activities:
   Principal payments on capital lease obligations ..................................           (12)           (38)
   Proceeds from bridge loan ........................................................            --          3,000
   Principal payments on equipment loan .............................................           (44)          (166)
   Net proceeds from issuance of convertible preferred stock ........................         1,500             --
   Net proceeds from issuance of common stock .......................................        96,654             --
   Proceeds from exercise of stock warrants and options .............................         1,589            121
   Repurchase of common stock from stockholder ......................................            (6)            --
   Payments from stockholders on notes receivable ...................................           429             --
   Loan provided to stockholder for founder shares ..................................          (650)            --
                                                                                           --------       --------
                Net cash provided by financing activities ...........................        99,460          2,917

Effects of exchange rate changes on cash and cash equivalents .......................           372             --
                                                                                           --------       --------
                Net increase (decrease) in cash and cash equivalents ................        43,548         (4,235)

Cash and cash equivalents at beginning of the period ................................        20,655          5,767
                                                                                           --------       --------
Cash and cash equivalents at end of the period ......................................      $ 64,203       $  1,532
                                                                                           ========       ========
Supplemental disclosure of non-cash investing and financing activities:

Cash paid during the period for interest ............................................      $     32       $     40
                                                                                           ========       ========

Common stock issued for notes receivable from stockholders ..........................      $  1,813       $    667
                                                                                           ========       ========
Conversion of preferred stock to common stock on the
                                   date of public offering ..........................      $     26       $     --
                                                                                           ========       ========
Issuance of convertible preferred stock in connection with acquisition ..............      $  1,087       $     --
                                                                                           ========       ========
Property and equipment obtained through capital lease ...............................      $     30       $     49
                                                                                           ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     The Company

       Versata, Inc. (the "Company" or "Versata") was incorporated on August 27, 1991. The predecessor of the Company reincorporated in the State of Delaware on February 24, 2000. The Company is a global provider of E-Business Automation System application software and services that enable businesses and other large organizations to create, rapidly deploy and modify software applications for intranets, extranets and the Internet. The Company markets its software worldwide and has sales offices in the United States, Canada, United Kingdom, Germany, France, and Hong Kong.

       The condensed consolidated financial statements include the accounts of Versata, Inc. and its subsidiaries, all of which are wholly owned, located in North America, Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation. Versata, Inc. and its subsidiaries are collectively referred to as the "Company" or "Versata."


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


3.     Summary of Significant Accounting Policies

       Revenue Recognition

       The Company derives revenue from two sources as follows: (i) software license and maintenance revenue to end users, VARs, system integrators and OEMs and (ii) service revenue which includes consulting, training services and customer support. To date there have been only a limited number of transactions involving licenses with OEMs, VARs or system integrators that allow subsequent resale to end-user customers. Effective January 1, 1998, the Company adopted SOP 97-2, Software Revenue Recognition, with the exception of the provision deferred by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. In accordance with the adopted provisions of SOP 97-2, the Company records revenue from licensing of software products to end-users when a license agreement is signed by both parties, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. Generally, the Company provides payment terms that range from thirty days to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed and determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition. Undelivered elements consist primarily of post contract customer support ("PCS") and other services such as consulting, mentoring and training. Services are not generally considered essential to the functionality of the software. The Company recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and the support contracts, respectively, which is generally twelve months. For revenue allocated to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage of completion method of contract accounting. For licensing of the software to OEMs, VARs and systems integrators, with progress to completion measured by labor cost inputs. Revenue is recognized on a sell-through basis when the software is sold by the OEM, VAR or system integrator to an end-user customer.

       Earnings per Share

       Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options, common stock subject to repurchase or other types of securities. Diluted earnings per share excludes potential common stock if their effect is anti-dilutive.


       The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):


                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
                                                                       -----------------------       -----------------------
                                                                         2000           1999           2000           1999
                                                                       --------       --------       --------       --------
Numerator:
  Net Loss ......................................................      $(16,002)      $ (4,070)      $(36,214)      $ (7,137)
                                                                       --------       --------       --------       --------
Denominator:
  Weighted average shares outstanding ...........................        40,117         3,596          28,756          2,923
  Weighted average unvested shares of common stock
        subject to repurchase ...................................        (2,419)         (933)         (2,312)          (573)
                                                                       --------       --------       --------       --------
  Denominator for basic and diluted calculation .................        37,698          2,663         26,444          2,350
                                                                       --------       --------       --------       --------
Basic and diluted net loss per share ............................      $   (.42)      $  (1.53)      $  (1.37)      $  (3.04)


       The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods presented (in thousands):

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
                                                                       -----------------------       -----------------------
                                                                         2000           1999           2000           1999
                                                                       --------       --------       --------       --------
Weighted average effect of common stock equivalents:
  Unvested common stock subject to repurchase....................      $  2,419       $    933       $  2,312       $    573
  Options outstanding............................................         6,913          5,469          6,645          5,533
  Shares resulting from the conversion of the:                                                              0              0
    Series A convertible preferred stock.........................             0          1,480            625          1,480
    Series B convertible preferred stock.........................             0          4,403          1,834          4,403
    Series C convertible preferred stock.........................             0          6,205          2,616          6,205
    Series D convertible preferred stock.........................             0          6,983          2,911          6,983
    Series E convertible preferred stock.........................             0              0          1,876              0
    Series F convertible preferred stock.........................             0              0          1,329              0
  Warrants to purchase convertible preferred stock...............            95            279            151            178
  Warrants to purchase common stock..............................           240            615            357            615
                                                                       ---------      --------       ---------      --------
    Total common stock equivalents excluded from the computation
      of earnings per share as their effect was antidilutive....           9,667        26,367          20,656        25,970
                                                                       =========      ========       =========      ========


Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001. The Company does not believe that the pronouncement will not have a material impact on its financial condition or results of operations as currently conducted.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB ("SEC") formalizes positions the staff has expressed in speeches and comment letters. In June 2000, the SEC issued SAB No. 101B to defer the effective date and implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company is presently analyzing the impact, if any, that the adherence to the SAB will have on its financial condition or results of operations.

       In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25, this interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and other that become effective after June 30, 2000. The Company does not believe that the adoption of this interpretation will have a material impact on its financial condition or results of operations.

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


6.     Comprehensive Income

       Total comprehensive loss was $15.7 million and $4.1 million for the quarters ended June 30, 2000 and 1999, respectively, and $35.9 million and $7.1 million for the six-month periods ended June 30, 2000 and 1999, respectively. Total comprehensive loss consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.



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

       We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition." Software license revenue is recognized when both parties sign a license agreement, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. Our customers usually purchase maintenance agreements for product upgrades, and revenue is recognized ratably over the term of the agreement, typically one year, as a component of software license revenue. We bill professional service fees generally on a time-and-materials basis and recognize revenue as the services are performed. Customer support revenue is recognized ratably over the term of the agreement, typically one year. Services are not generally essential to the software. In instances where the services are deemed essential to the software, both the software license and consulting fees are recognized using the percentage of completion method of contract accounting. Fees from arrangements which provide for extended payment terms are recognized as revenue when payments become due. The portion of fees related to either products delivered or services rendered which are not due under our standard payment terms is reflected in deferred revenue and in unbilled receivable until payments become due. Deferred revenue balances also include amounts billed in advance of service rendered.

       As of June 30, 2000, we had deferred revenue of $7.2 million, an increase of $2.8 million from $4.4 million as of December 31, 1999. This increase is principally attributable to new contracts signed during the six month period ended June 30, 2000.

       We market our products and services through our direct sales force, consulting partners, companies that sell pre-packaged software applications, companies that custom develop and integrate software applications and companies that sell software applications over the Internet on a subscription services basis, often referred to as application service providers. While our revenue to date has been derived predominantly from customers in the United States, we believe international revenue will represent a more significant component of our total revenue as we expand our direct and indirect international sales efforts. Net revenues from international sales represented 15.3% of our total revenue in the second quarter of 1999 and 23.8% of our total revenue in the second quarter of 2000. For the six months ended June 30, 2000, revenue from international sales represented 19.2% compared to 16.5% for the same period last year. In absolute terms, our international sales revenue increased approximately 768% in the second quarter of 2000 as compared to the second quarter of 1999 and 567% in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

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

       Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $89.6 million and $53.4 million as of June 30, 2000 and December 31, 1999, respectively. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, establish additional domestic and international sales offices, increase product development, broaden professional services, expand facilities and support, and improve operational and financial systems. Consequently, there can be no assurance that we will achieve or sustain revenue growth or profitability.

       RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated the percentage revenues represented by certain lines in our Condensed Consolidated Statements of Operations:

                                                                      Three months ended       Six months ended
                                                                           June 30,                June 30,
                                                                      ------------------       ----------------
                                                                       2000        1999        2000        1999
                                                                       ----        ----        ----        ----
Revenue:                                                                 44%         45%         43%         49%
  Software license ..............................................        56%         55%         57%         51%
  Services and other fees .......................................      ----        ----        ----        ----

        Total revenue ...........................................       100%        100%        100%        100%

Cost of revenue:
  Software license ..............................................         2%          8%          2%          6%
  Services ......................................................        55%         52%         55%         54%
                                                                       ----        ----        ----        ----
        Total cost of revenue ...................................        56%         60%         56%         60%
                                                                       ----        ----        ----        ----
Gross profit ....................................................        44%         40%         44%         40%

Operating expenses: .............................................
  Sales and marketing ...........................................        83%        115%         90%        118%
  Product development ...........................................        16%         42%         17%         46%
  General and administrative ....................................        22%         28%         21%         26%
  Stock based compensation ......................................        49%         19%         74%         18%
  Amortization of intangibles ...................................         2%          0%          2%          0%
                                                                       ----        ----        ----        ----
        Total operating expense .................................       171%        204%        204%        208%
                                                                       ----        ----        ----        ----
Loss from operations ............................................      (127)%      (163)%      (161)%      (168)%
Other income, net ...............................................        12%         (1)%        10%          0%
                                                                       ----        ----        ----        ----
Net loss ........................................................      (115)%      (165)%      (151)%      (168)%
                                                                       ====        ====        ====        ====

       REVENUE

       Total revenue consists of software license revenue and services revenue. Total revenue increased by $11.4 million, or 462%, from $2.5 million in the second quarter of 1999 to $13.9 million in the second quarter of 2000. For the six months ended June 30, 2000, total revenue increased by $19.8 million, or 465%, from $4.2 million in the same period last year to $24.0 million. These increases were principally attributable to the continued growth in new customers, repeat business from existing customers and rapid growth in international markets.

       Software License Revenue

       Software license revenue increased by $5.0 million, or 453%, from $1.1 million in the second quarter of 1999 to $6.1 million in the second quarter of 2000. For the six months ended June 30, 2000, software license revenue increased by $8.1 million, or 396%, from $2.1 million in the same period last year to $10.2 million. These increases were primarily attributable to growth in both the number of licenses sold as well as higher average sales prices realized for software licenses. Software license revenue also benefited from the expansion of our distribution channels through the addition of several System and Web integration partners. As a result of the rapid growth of our international operations, software license revenue from international sales increased by $1.5 million, or 479% from $307,000 in the second quarter of 1999 to $1.8 million in the second quarter of 2000. For the six months ended June 30, 2000, software license revenue from international sales increased by $2.2 million, or 355% from $621,000 in the same period last year to $2.8 million.

       Services Revenue and Other Fees

       Services revenue increased by $6.4 million, or 469%, from $1.4 million in the second quarter of 1999 to $7.8 million in second quarter 2000. For the six months ended June 30, 2000, service revenue increased by $11.6 million, or 530%, from $2.2 million in the same period last year to $13.8 million. These increases were attributable to growth in the number of our customers and support contracts from direct sales efforts and also due to the expansion of our professional consulting organization from the hiring of additional consultants. Services revenue from international customers increased by $1.4 million from $70,000 in second quarter 1999 to $1.5 million in second quarter 2000. For the six months ended June 30, 2000, service revenue from international customers increased by $1.7 million, or 2,042%, from $79,000 in the same period last year to $1.8 million.

       COST OF REVENUE

       Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue increased by $6.3 million, or 429%, from $1.5 million in the second quarter of 1999 to $7.8 million in the second quarter of 2000. For the six months ended June 30, 2000, total cost of revenue increased by $11.0 million, or 430%, from $2.5 million in the same period last year to $13.5 million. These increases were attributable to a larger volume of sales from the same period last year.

       Cost of Software License Revenue

       Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue increased by $34,000 or 18%, from $187,000 in the second quarter of 1999 to $221,000 in the second quarter of 2000. For the six months ended June 30, 2000, cost of software license revenue increased by $162,000, or 64%, from $253,000 in the same period last year to $415,000. These increases were attributable to a larger volume of sales from the same period last year.

       Cost of Services Revenue

       Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue increased by $6.3 million, or 488%, from $1.3 million in the second quarter of 1999 to $7.6 million in the second quarter of 2000. For the six months ended June 30, 2000, cost of service revenue increased by $10.8 million, or 470%, from $2.3 million in the same period last year to $13.1 million. These increases were principally due to an increase in the number of our consulting, training and customer support personnel and due to the expansion of our consulting services organization through additions of two consulting and training services organizations during first quarter 2000.


       OPERATING EXPENSES

       Operating expense increased by $18.7 million, or 371%, from $5.0 million in the second quarter of 1999 to $23.7 million in the second quarter of 2000. For the six months ended June 30, 2000, operating expenses increased by $40.2 million, or 455%, from $8.8 million in the same period last year to $49.0 million. The majority of these increases were due to an increase in the amortization of unearned non-cash stock-based compensation. The balance of the increases were due to increased investments in our sales and marketing operations to increase our market position and expand our distribution channels. Excluding the non-cash charges relating to stock-based compensation, operating expense in the second quarter of 2000 was $16.9 million, a 267% increase over $4.6 million in operating expense in the second quarter of 1999. For the six months ended June 30, 2000, operating expense excluding the non-cash charges relating to stock-based compensation increased by $23.2 million from $8.0 million in the same period last year to $31.2 million.

       Sales and Marketing

       Sales and marketing expense consists of salaries, commissions, and expense from our sales offices, travel and entertainment expense and marketing programs. Sales and marketing expense increased by $8.7 million, or 305%, from $2.8 million in the second quarter of 1999 to $11.5 million in the second quarter of 2000. For the six months ended June 30, 2000, sales and marketing expenses increased by $16.7 million, or 334%, from $5.0 million in the same period last year to $21.7 million. These increases were attributable to increases in the number of sales employees in North America, as well as the expansion of our international sales operations. We anticipate that our sales and marketing expense will continue to increase in future periods as we continue to expand our sales and marketing efforts.

       Product Development

       Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense increased by $1.2 million, or 109%, from $1.0 million in the second quarter of 1999 to $2.2 million in the second quarter of 2000. For the six months ended June 30, 2000, product development expense increased by $2.0 million, or 106%, from $2.0 million in the same period last year to $4.0 million. These increases were primarily attributable to increases in the number of personnel in Versata's product development and engineering organization.

       We believe that continued investment in product development is critical to attaining our strategic objectives, and, as a result, we expect product development expense to increase significantly in future periods. To date, all software development costs have been expensed in the period incurred.

       General and Administrative

       General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs, professional service fees and allowance for doubtful accounts. General and administrative expense increased by $2.3 million, or 338%, from $700,000 in the second quarter of 1999 to $3.0 million in the second quarter of 2000. For the six months ended June 30, 2000, general and administrative expense increased by $3.9 million, or 358%, from $1.1 million in the same period last year to $5.0 million. These increases were attributable to a growing number of employees, as well as an increase in the provision for bad debt reserve as our revenue and accounts receivable grew.

       We believe general and administrative expense will increase in future periods, as we expect to add personnel to support our expanding operations, and incur additional costs related to the growth of our business.

       Stock-Based Compensation

       Stock-based compensation expense includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. We incurred a non-cash charge of $6.7 million for the second quarter of 2000 as compared to $457,000 in the second quarter of 1999, related to the issuance of stock options with exercise prices below fair market value on the date of grant. For the six months ended June 30, 2000, stock-based compensation expense increased by $17.0 million, or 2,174%, from $783,000 in the same period last year to $17.8 million. Additional unvested outstanding options will continue to vest over the next 47 months, which will result in additional compensation expense of approximately $24.6 million in the aggregate in periods subsequent to June 30, 2000, which will be charged to operations over the next 47 months.

       Amortization of Intangibles

       We incurred non-cash charges of $237,000 in the second quarter of 2000 and $427,000 for the six months ended June 30, 2000 related to the amortization of goodwill related to the acquisitions of Pragma6 in the fourth quarter of 1999 and, the acquisitions of McGilly and Webink in the first quarter of 2000. There were no such charges in the comparable periods in 1999. Goodwill of approximately $2.4 million will continue to be charged to operations ratably over the period of benefit, which is 3 years.

       Interest Income (Expense), Net

       Interest income (expense), net is primarily comprised of interest income. We had net expense of $35,000 for the second quarter 1999 compared to net interest income of $1.6 million for the second quarter of 2000. For the six months ended June 30, 2000, net interest income was $2.3 million, an increase of $2.3 million from net interest expense of $7,000 in the same period last year. These increases were principally due to interest income earned from higher cash balances resulting from our Initial Public Offering in the second quarter of 2000.

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


       LIQUIDITY AND CAPITAL RESOURCES

       Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of June 30, 2000, we had $96.4 million in cash and cash equivalents and $93.8 million in working capital.

       Net cash used in operating activities was $19.7 million in the first six months of 2000 and $6.7 million in the first six months ended. Net cash flows used by operating activities in each period reflect increasing net losses, offset by non-cash expenses including stock-based compensation, depreciation, amortization, and provision for doubtful accounts. The use of operating cash was also impacted to a lesser extent by changes in working capital.

       Net cash used in investing activities was $36.6 million in the first six months of 2000 and was $408,000 in the first six months of 1999. Cash used in investing activities reflects purchases of $32.2 million of short-term investments in the first six months of 2000, as well as purchases of property and equipment in each period. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future.

       Net cash provided by financing activities was $99.5 million in the first six months of 2000 and $2.9 million in the first six months of 1999. Cash provided by financing activities includes net proceeds from the issuance of preferred and common stock, including the Company's initial public offering in March of 2000. Cash provided by financing activities in the first six months of 1999 includes $3 million in borrowings.

        We expect to experience continued growth in our operating expenses for the foreseeable future to execute our business plan. We anticipate that a portion of our cash resources will be used to expand our sales, marketing and product development activities. In addition, we may use some cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS


       WE HAVE INCURRED CONSISTENT OPERATING LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR NET LOSSES AND NEGATIVE CASH FLOWS FOR THE FORSEEABLE FUTURE

              We have never been profitable. We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in the future. If our revenue grows more slowly than we anticipate or if our operating expenses increase more than we expect or are not reduced in the event of lower revenue, we may never achieve profitability. We incurred net losses of $3.9 million for the year ended December 31, 1995, $9.0 million for the year ended December 31, 1996, $9.8 million for the year ended December 31, 1997, $8.1 million for the year ended December 31, 1998, and $21.8 million for the year ended December 31, 1999. As of June 30, 2000, we had an accumulated deficit of $89.6 million. We expect to incur additional net losses and negative cash flows from operations on a quarterly and annual basis for the foreseeable future. We expect our operating expenses will increase substantially as we continue to expand our business. We also expect to significantly increase our product development, sales and marketing, and general and administrative expenses in future periods. As a result, we will need to significantly increase our revenue to achieve and maintain profitability.

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

              We believe that growth in our product license revenue depends on our ability to provide our customers with comprehensive services and to educate third-party resellers, instructors and consultants on how to provide similar services. These services include customer support, training, mentoring, staff augmentation and project management services. If we fail to attract, train and retain the skilled persons who deliver these services, our business and operating results could be seriously harmed. We plan to increase the number of our service personnel as well as further invest in relationships with partners who provide similar services to customers. However, competition for qualified service personnel is intense, and we may not be able to attract, train, retain, or employ through acquisition, the number of highly qualified service personnel that our business needs.

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

              We have expanded our operations rapidly in the last 18 months. To keep pace with this expansion, we have increased our overall personnel from 90 employees and independent contractors devoting substantially all of their time to us as of December 31, 1998 to 497 as of June 30, 2000. We anticipate continued rapid expansion of our operations in the foreseeable future to pursue existing and potential market opportunities. This rapid growth is placing, and will continue to place, significant demands on management and operational resources. To be successful, we will need to:

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


       OUR LIMITED EXPERIENCE IN MANAGING A LARGE SALES FORCE MAY IMPAIR OUR ABILITY TO EXPAND SALES AND GENERATE INCREASED REVENUE.

              Until recently, we did not have a large direct sales force. Over the past year, we have rapidly expanded our direct sales force and plan to hire additional sales personnel commensurate with our sales objectives. We may experience difficulty in integrating the new members of our sales team into our operations. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. Newly hired employees will require extensive training and generally take at least nine months to achieve full productivity. Moreover, each sales team typically includes a sales representative, a system engineer and an inside salesperson. We have limited experience in managing a large, expanding, geographically dispersed sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers. We cannot be certain that we will be able to hire enough qualified individuals in the future or that newly hired employees will achieve necessary levels of productivity.

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

              - changes in earnings estimates or recommendations by analysts; and

              - amendments to the lock-up agreements between the underwriters of our initial public offering and certain of our stockholders.

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


INTEREST RATE RISKS. Versata's exposure to interest rate risks results primarily from its short-term investments. These securities have been classified as cash equivalents when the maturity dates are less than 90 days at the date of issuance, and as short-term investments when the maturity dates are between 90 and 365 days at the date of issuance. Versata does not believe its exposure to interest rate risk is material given the short-term nature of its investment portfolio. Declines in interest rates over time will, however, reduce our interest income.


FOREIGN CURRENCY RISKS. As of June 30, 2000, Versata had operating subsidiaries located in the United Kingdom, Germany, Belgium, Hong Kong and France. Internationally, Versata invoices customers primarily in U.S. dollars and we maintain only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We do not currently enter into foreign currency hedge transactions. Through June 30, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.



                                     PART II

                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

       During the period from March 1, 2000 to May 8, 2000, employees of Versata exercised options to purchase 73,043 shares of common stock at a weighted average exercise price of $0.56 per share. The options were granted pursuant to our 1997 Stock Option Plan. We sold these securities in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended.

(b) Use of Proceeds

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

       10.1            Lease agreement, dated as of April 10, 2000, by and between Versata and
                       Kaiser Center, Inc. for the sublease of office space in Oakland, CA.

       27.1            Financial Statement Data


(b)    Reports on Form 8-K: None.

                                  VERSATA, INC.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VERSATA, INC.

Date: August 14, 2000                         /s/ JOHN A. HEWITT, JR
                                        ----------------------------------------
                                        John A. Hewitt Jr.
                                        President, Chief Executive Office and
                                          Director



                                        /s/  KEVIN B. FERRELL
                                        ----------------------------------------
                                        Kevin B. Ferrell
                                        Chief Financial Officer

                                 EXHIBIT INDEX

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

       10.1 Lease agreement, dated as of April 10, 2000, by and between Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.

       27.1            Financial Statement Data