Form 10-Q
period 2000-09-30
VERSATA INC
filed 2000-11-14
CIK 1034397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                 (510) 238-4100
              (Registrant's telephone number, including area code)
                               ------------------


                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


        As of September 30, 2000, the total number of outstanding shares of the Registrant's common stock was 40,750,075.

                                      INDEX


                                                                                PAGE NUMBER
                                                                                -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets at September 30, 2000 and December 31,
1999 ...........................................................................      3

Condensed Consolidated Statements of Operations for the Three and Nine Months
ended September 30, 2000 and 1999 ..............................................      4

Condensed Consolidated Statements of Cash Flows for the Nine Months ended
September 30, 2000 and 1999 ....................................................      5

Notes to Condensed Consolidated Financial Statements ...........................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations ..................................................................      8

Item 3. Quantitative and Qualitative Disclosures about Market Risk .............     19

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ..............................     19

Item 4. Submission of Matters to a Vote of Security Holders ....................     20

Item 6. Exhibits and Reports on Form 8-K .......................................     20

SIGNATURE PAGE .................................................................     21

EXHIBITS .......................................................................     22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  VERSATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                    September 30,    December 31,
                                                                        2000             1999
                                                                    -------------    ------------
                                                                     (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents .................................      $  48,026       $ 20,655
     Short-term investments ....................................         40,003             --
     Accounts receivable, net of allowance of $1,958 at
          September 30, 2000 and $886 at December 31, 1999 .....         14,143          5,587
     Unbilled receivables ......................................          4,178          1,584
     Prepaid expenses and other current assets .................          3,356          2,311
                                                                      ---------       --------
              Total current assets .............................        109,706         30,137
Property and equipment, net ....................................          6,556          1,902
Notes receivable from related parties ..........................            176            134
Intangible assets ..............................................          2,190          1,389
Other assets ...................................................          1,239             98
                                                                      ---------       --------
              Total assets .....................................      $ 119,867       $ 33,660
                                                                      =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................      $   5,823       $  2,025
     Accrued expenses ..........................................          9,486          7,298
     Deferred revenue ..........................................          8,031          4,433
     Current portion of long-term debt .........................            146            166
                                                                      ---------       --------
              Total current liabilities ........................         23,486         13,922
Long-term debt, less current portion ...........................            239            320
                                                                      ---------       --------
              Total liabilities ................................         23,725         14,242

Stockholders' equity:
     Convertible preferred stock ...............................             --             26
     Common stock ..............................................             41              7
     Additional paid-in capital ................................        221,045         89,905
     Notes receivable from stockholders ........................         (4,234)        (2,413)
     Unearned stock-based compensation .........................        (18,426)       (14,732)
     Accumulated other comprehensive gain ......................             48             --
     Accumulated deficit .......................................       (102,332)       (53,375)
                                                                      ---------       --------
              Total stockholders' equity .......................         96,142         19,418
                                                                      ---------       --------
              Total liabilities and stockholders' equity .......      $ 119,867       $ 33,660
                                                                      =========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                           Three months ended             Nine months ended
                                                                              September 30,                 September 30,
                                                                          ----------------------       -----------------------
                                                                            2000          1999           2000           1999
                                                                          --------       -------       --------       --------
Revenue:
  Software license .................................................      $  8,572       $ 1,673       $ 18,785       $  3,733
  Services and other fees ..........................................         9,031         1,496         22,799          3,683
                                                                          --------       -------       --------       --------
        Total revenue ..............................................        17,603         3,169         41,584          7,416

Cost of revenue:
  Software license .................................................           376           122            791            375
  Services (exclusive of stock-based compensation
    of $1,148 and $93, for the three months ended
    September 30, 2000 and 1999 respectively, and $6,966
    and $256 for the nine months ended September 30,
    2000 and 1999 respectively) ....................................         8,392         1,486         21,466          3,780
                                                                          --------       -------       --------       --------
        Total cost of revenue ......................................         8,768         1,608         22,257          4,155
                                                                          --------       -------       --------       --------
Gross profit .......................................................         8,835         1,561         19,327          3,261

Operating expenses:
  Sales and marketing (exclusive of stock-based
    compensation of $2,619 and $415, for the three
    months ended September 30, 2000 and 1999 respectively, and
    $11,353 and $803 for the nine months ended September 30,
    2000 and 1999 respectively) ....................................        12,070         4,071         33,752          9,064
  Product development (exclusive of stock-based
    compensation of $541 and $148, for the three
    months ended September 30, 2000 and 1999 respectively, and
    $2,459 and $322 for the nine months ended September 30,
    2000 and 1999 respectively) ....................................         2,740         1,082          6,763          3,033
  General and administrative (exclusive of stock-based
    compensation of $185 and $53, for the three
    months ended September 30, 2000 and 1999 respectively, and
    $1,524 and $111 for the nine months ended September 30,
    2000 and 1999 respectively) ....................................         3,285           864          8,334          1,967
  Stock-based compensation .........................................         4,493           709         22,302          1,492
  Amortization of intangibles ......................................           233            --            660             --
                                                                          --------       -------       --------       --------
        Total operating expenses ...................................        22,821         6,726         71,811         15,556

Loss from operations ...............................................       (13,986)       (5,165)       (52,484)       (12,295)
Interest income (expense), net .....................................         1,487          (442)         3,771           (449)
Other non-operating expenses .......................................          (244)           --           (244)            --
                                                                          --------       -------       --------       --------
Net loss ...........................................................      $(12,743)      $(5,607)      $(48,957)      $(12,744)
                                                                          ========       =======       ========       ========

Basic and diluted net loss per share ...............................      $   (.33)      $ (1.24)      $  (1.61)      $  (4.06)
                                                                          ========       =======       ========       ========
Weighted average common shares used in computing basic
  and diluted net loss per share ...................................        38,424         4,505         30,361          3,140
                                                                          ========       =======       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          ------------------------
                                                                                            2000            1999
                                                                                          ---------       --------
Cash flows used in operating activities:
   Net loss ........................................................................      $ (48,957)      $(12,744)
   Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization ..........................................          1,651            360
            Provision for doubtful accounts ........................................          1,072            530
            Warrants issued in connection with bridge loans recorded as
             interest expense ......................................................             --            521
            Stock-based compensation expense .......................................         22,302          1,492
       Changes in operating assets and liabilities:
            Accounts receivable ....................................................         (9,628)        (5,374)
            Unbilled receivables ...................................................         (2,594)        (1,510)
            Prepaid expenses and other current assets ..............................         (1,011)          (288)
            Other assets ...........................................................         (1,141)           (69)
            Accounts payable and accrued expenses ..................................          5,986          2,525
            Deferred revenue .......................................................          3,598          3,207
            Other liabilities ......................................................             --           (112)
                                                                                          ---------       --------
                Net cash used in operating activities ..............................        (28,722)       (11,462)
                                                                                          ---------       --------
Cash flows used in investing activities:
   Purchase of short-term investments ..............................................        (40,001)            --
   Purchase of property and equipment ..............................................         (5,672)          (812)
   Increase in notes receivable from related parties ...............................            (42)            --
   Net cash used in connection with acquisitions ...................................           (101)            --
   Purchase of intangible assets ...................................................           (250)            --
                                                                                          ---------       --------
                Net cash used in investing activities ..............................        (46,066)          (812)
                                                                                          ---------       --------
Cash flows from financing activities:
   Principal payments on capital lease obligations .................................            (63)           (57)
   Proceeds from bridge loan .......................................................             --          3,000
   Principal payments on equipment loan ............................................            (68)          (250)
   Net proceeds from issuance of convertible preferred stock .......................          1,500         11,930
   Net proceeds from issuance of common stock ......................................         96,654            174
   Proceeds from issuance of common stock under employee stock purchase plan .......          1,773             --
   Proceeds from exercise of stock warrants and options ............................          2,331             36
   Repurchase of common stock from stockholder .....................................             (6)            --
   Payments from stockholders on notes receivable ..................................            642             14
   Loan provided to stockholder for founder shares .................................           (650)            --
                                                                                          ---------       --------
                Net cash provided by financing activities ..........................        102,113         14,847

Effects of exchange rate changes on cash and cash equivalents ......................             46             --
                                                                                          ---------       --------
                Net increase (decrease) in cash and cash equivalents ...............         27,371          2,573

Cash and cash equivalents at beginning of the period ...............................         20,655          5,767
                                                                                          ---------       --------
Cash and cash equivalents at end of the period .....................................      $  48,026       $  8,340
                                                                                          =========       ========

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for notes receivable from stockholders .........................      $   1,813       $    667
                                                                                          =========       ========
Conversion of preferred stock to common stock on the date of public offering .......      $      26       $     --
                                                                                          =========       ========
Issuance of convertible preferred stock in connection with acquisition .............      $   1,087       $     --
                                                                                          =========       ========
Issuance of convertible preferred stock upon conversion and cancellation of
  bridge loans and accrued interest ................................................      $      --       $  3,058
                                                                                          =========       ========
Property and equipment obtained through capital lease ..............................      $      30       $     49
                                                                                          =========       ========

Other supplemental cash flow disclosures:

Cash paid during the period for interest ...........................................      $      48       $     53
                                                                                          =========       ========




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

3. Summary of Significant Accounting Policies

        Revenue Recognition

        The Company derives revenue from two sources as follows: (i) software license and maintenance revenue to end users, VARs, system integrators and OEMs and (ii) service revenue which includes consulting, training services and customer support. Effective January 1, 1998, the Company adopted SOP 97-2, Software Revenue Recognition, with the exception of the provision deferred by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. In accordance with the adopted provisions of SOP 97-2, the Company records revenue from licensing of software products to end-users when a license agreement is signed by both parties, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. Generally, the Company provides payment terms that range from thirty days to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed and determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual contract value as prescribed by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition. Undelivered elements consist primarily of post contract customer support ("PCS") and other services such as consulting, mentoring and training. Services are not generally considered essential to the functionality of the software. The Company recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and the support contracts, respectively, which is generally twelve months. For revenue related to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting. Revenue is recognized on a sell-through basis when the software is sold by the OEM, VAR or system integrator to an end-user customer.

        Earnings per Share

        Basic earnings per share is calculated based on the weighted average number of common shares outstanding and excludes any dilutive effects of warrants, stock options, common stock subject to repurchase or other types of securities. Diluted earnings per share excludes potential common stock if their effect is anti-dilutive.

        The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):


                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,                September 30,
                                                              ----------------------       -----------------------
                                                                2000          1999           2000           1999
                                                              --------       -------       --------       --------
Numerator:
  Net Loss .............................................      $(12,743)      $(5,607)      $(48,957)      $(12,744)
                                                              ========       =======       ========       ========
Denominator:
  Weighted average shares outstanding ..................        40,613         6,414         32,708          4,087
  Weighted average unvested shares of common stock
        subject to repurchase ..........................        (2,189)       (1,909)        (2,347)          (947)
                                                              --------       -------       --------       --------
  Denominator for basic and diluted calculation ........        38,424         4,505         30,361          3,140
                                                              ========       =======       ========       ========
Basic and diluted net loss per share ...................      $   (.33)      $ (1.24)      $  (1.61)      $  (4.06)
                                                              ========       =======       ========       ========


        The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods presented (in thousands):


                                                                           Three Months Ended         Nine Months Ended
                                                                              September 30,             September 30,
                                                                           -------------------      --------------------
                                                                            2000        1999         2000         1999
                                                                           ------      -------      -------      -------
Weighted average effect of common stock equivalents:
  Unvested common stock subject to repurchase .......................      $2,189      $ 1,909      $ 2,347      $   947
  Options outstanding ...............................................       6,882        2,600        6,718        4,555
  Shares resulting from the conversion of the:
    Series A convertible preferred stock ............................          --        1,480        1,500        1,480
    Series B convertible preferred stock ............................          --        4,403        4,403        4,403
    Series C convertible preferred stock ............................          --        6,209        6,278        6,206
    Series D convertible preferred stock ............................          --        6,983        6,991        6,983
    Series E convertible preferred stock ............................          --        3,442        4,510        1,147
    Series F convertible preferred stock ............................          --           --        3,239           --
  Warrants to purchase convertible preferred stock ..................          --          305          100          220
  Warrants to purchase common stock .................................          --          615          238          615
                                                                           ------      -------      -------      -------
    Total common stock equivalents excluded from the computation
      of earnings per share as their effect is antidilutive .........      $9,071      $27,946      $36,324      $26,556
                                                                           ======      =======      =======      =======

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to any derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001. The Company does not believe that the pronouncement will have a material impact on its financial condition or results of operations as currently conducted.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB ("SEC") formalizes positions the staff has expressed in speeches and comment letters. In June 2000, the SEC issued SAB No. 101B to defer the effective date and implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company is presently analyzing the impact, if any, that the adherence to the SAB will have on its financial condition or results of operations.

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

4. Initial Public Offering

        In March 2000, the Company completed an initial public offering in which the Company sold 3,850,000 shares of its common stock for net proceeds to the Company of $83.8 million, net of issuance cost. In March 2000, the Company's underwriters exercised their over-allotment option, which resulted in the sale of an additional 577,500 shares of the Company's stock which generated additional proceeds of $12.9 million. Upon closure of the initial public offering, each outstanding share of the Company's convertible preferred stock was automatically converted into one share of common stock of Versata resulting in the issuance of 26,950,287 shares of common stock.

5. Acquisitions

        On January 20, 2000, the Company acquired McGilly Information Systems, Inc. and Webink Computer Consultants for an aggregate purchase price of $1,188,000. The acquisition was completed through the issuance of 72,000 shares of the Company's Series F preferred stock and $101,000 in cash consideration. The acquisition has been accounted for by using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired on the basis of their relative values on the acquisition date. The Company did not assume any liability with respect to these acquisitions. The total purchase price was allocated to goodwill with an estimated life of 36 months.

6. Comprehensive Income

        Total comprehensive loss was $13.0 million and $5.6 million for the quarters ended September 30, 2000 and 1999, respectively, and $48.9 million and $12.7 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Total comprehensive loss consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.


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

        OVERVIEW

        We provide a comprehensive suite of software and services that enable our customers to rapidly deploy e-business software applications that can be modified quickly to meet constantly changing business requirements. From our incorporation in August 1991 through December 1994, we were a professional services company and generated revenue from technical consulting projects. In January 1995, we commenced development efforts on our initial software products, from which we generated revenue from late 1995 through early 1998. In September 1996, we began development of our first Web-based software product, which we began shipping commercially in September 1997. In September 1998, we introduced the first generation of what is now our Versata E-Business Automation System. To date, we have licensed our products and provided services to over 535 customers around the world. Since the second quarter of 1998, we generated our revenue exclusively from our Web-based software products and related services.

        We derive our revenue from the sale of software product licenses and from related services. Software license revenue is generated from the sale of our Versata E-Business Automation System. Our software is priced on a per server basis. Software license revenue also includes product maintenance, which provides the customer with unspecified software upgrades over a specified term, typically twelve months. Services revenue consists of fees from professional services and customer support. Professional services include consulting and training. Customers typically purchase these professional services from us to enlist our support by way of training and mentoring activities directed at optimizing the customer's use of our software product, generally when the sale is made through direct sales efforts. Professional services are sold generally on a time-and-materials basis, while customer support is priced based on the particular level of support chosen by the customer.

        We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition. Software license revenue is recognized when both parties sign a license agreement, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. Our customers usually purchase maintenance agreements for product updates, and revenue is recognized ratably over the term of the agreement, typically one year, as a component of software license revenue. We bill professional service fees generally on a time-and-materials basis and recognize revenue as the services are performed. Customer support revenue is recognized ratably over the term of the agreement, typically one year. Services are not generally essential to the functionality of the software. In instances where the services are deemed essential to the software, both the software license and consulting fees are recognized using the percentage-of-completion method of contract accounting. Fees from arrangements that provide for extended payment terms are recognized as revenue when payments become due. The portion of fees related to either products delivered or services rendered which are not due under our standard payment terms is reflected in deferred revenue and in unbilled receivable until payments become due. Deferred revenue balances also include amounts billed in advance of services rendered.

        As of September 30, 2000, we had deferred revenue of $8.0 million, an increase of $3.6 million from $4.4 million as of December 31, 1999. This increase is principally attributable to new contracts signed during the nine month period ended September 30, 2000.

        We market our products and services through our direct sales force, consulting partners, companies that sell pre-packaged software applications, companies that custom develop and integrate software applications and companies that sell software applications over the Internet on a subscription services basis, often referred to as application service providers.

        Our most important strategic relationship to date has been with IBM. In September 1999, we entered into a Joint Product Marketing Agreement with IBM, which created a strategic marketing and development relationship to provide a single product offering that would integrate our Versata Logic Server and Versata Studio technology with IBM's WebSphere Application Server Advanced Edition and WebSphere Studio. Under the agreement, we both offered the new product under our respective brand names. In September 2000, at our request we changed our relationship with IBM by entering into a Software Remarketing Agreement with IBM to allow IBM to resell our E-Business Automation System. As a result, IBM now offers the product under the Versata brand name.

        While our revenue to date has been derived predominantly from customers in the United States, we believe international revenue will represent a more significant component of our total revenue as we expand our direct and indirect international sales efforts. Net revenues from international sales represented 20.5% of our total revenue in the third quarter of 2000 and 8.3% of our total revenue in the third quarter of 1999. For the nine months ended September 30, 2000, revenue from international sales represented 34.5% compared to 13% for the same period last year. In absolute terms, our international sales revenue increased approximately 1,264% in the third quarter of 2000 as compared to the third quarter of 1999 and 758% in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

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

        Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $102.3 million and $53.4 million as of September 30, 2000 and December 31, 1999, respectively. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, establish additional domestic and international sales offices, increase product development, broaden professional services, expand facilities and support, and improve operational and financial systems. Consequently, there can be no assurance that we will achieve or sustain revenue growth or profitability.

        RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage revenues represented by certain lines in our Condensed Consolidated Statements of Operations:


                                          Three months ended      Nine months ended
                                            September 30,           September 30,
                                          ------------------      -----------------
                                           2000        1999        2000        1999
                                           ----        ----        ----        ----
Revenue:
  Software license ..................        49%         53%         45%         50%
  Services and other fees ...........        51%         47%         55%         50%
                                           ----        ----        ----        ----
        Total revenue ...............       100%        100%        100%        100%

Cost of revenue:
  Software license ..................         2%          4%          2%          5%
  Services ..........................        48%         47%         52%         51%
                                           ----        ----        ----        ----
        Total cost of revenue .......        50%         51%         54%         56%
                                           ----        ----        ----        ----
Gross profit ........................        50%         49%         46%         44%

Operating expenses:
  Sales and marketing ...............        69%        128%         81%        122%
  Product development ...............        16%         34%         16%         41%
  General and administrative ........        19%         27%         20%         27%
  Stock based compensation ..........        26%         22%         54%         20%
  Amortization of intangibles .......         1%          0%          2%          0%
                                           ----        ----        ----        ----
        Total operating expense .....       131%        211%        173%        210%
                                           ----        ----        ----        ----
Loss from operations ................       (81)%      (162)%      (127)%      (166)%

Interest income (expense) ...........         8%        (14)%         9%         (6)%
Other non-operating expenses ........        (1)%         0%         (1)%         0%
                                           ----        ----        ----        ----
Net loss ............................       (74)%      (176)%      (119)%      (172)%
                                           ====        ====        ====        ====


        REVENUE

        Total revenue consists of software license revenue and services revenue. Total revenue increased by $14.4 million, or 455%, from $3.2 million in the third quarter of 1999 to $17.6 million in the third quarter of 2000. For the nine months ended September 30, 2000, total revenue increased by $34.2 million, or 461%, from $7.4 million in the same period last year to $41.6 million. These increases were principally attributable to the continued growth in new customers, repeat business from existing customers and rapid growth in international markets.

        Software License Revenue

        Software license revenue increased by $6.9 million, or 412%, from $1.7 million in the third quarter of 1999 to $8.6 million in the third quarter of 2000. For the nine months ended September 30, 2000, software license revenue increased by $15.1 million, or 403%, from $3.7 million in the same period last year to $18.8 million. These increases were primarily attributable to growth in both the number of licenses sold as well as higher average sales prices realized for software licenses. Software license revenue also benefited from the expansion of our distribution channels through the addition of several system and web integration partners. As a result of the rapid growth of our international operations, software license revenue from international sales increased by $1.7 million or 866% from $192,000 in the third quarter of 1999 to $1.9 million in the third quarter of 2000. For the nine months ended September 30, 2000, software license revenue from international sales increased by $3.9 million, or 476% from $813,000 in the same period last year to $4.7 million.

        Services Revenue

        Services revenue increased by $7.5 million, or 504%, from $1.5 million in the third quarter of 1999 to $9 million in third quarter 2000. For the nine months ended September 30, 2000, service revenue increased by $19.1 million, or 519%, from $3.7 million in the same period last year to $22.8 million. These increases were attributable to growth in the number of customers and support contracts and are also due to the expansion of our professional services organization as a result of our hiring additional consultants.

Services revenue from international customers increased by $1.7 million from $72,000 in third quarter 1999 to $1.8 million in third quarter 2000. For the nine months ended September 30, 2000, service revenue from international customers increased by $3.4 million, or 2,282%, from $151,000 in the same period last year to $3.6 million.


        COST OF REVENUE

        Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue increased by $7.2 million, or 445%, from $1.6 million in the third quarter of 1999 to $8.8 million in the third quarter of 2000. For the nine months ended September 30, 2000, total cost of revenue increased by $18.1 million, or 436%, from $4.2 million in the same period last year to $22.3 million. These increases were attributable to a larger volume of sales from the same period last year.

        Cost of Software License Revenue

        Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue increased by $254,000 or 208%, from $122,000 in the third quarter of 1999 to $376,000 in the third quarter of 2000. For the nine months ended September 30, 2000, cost of software license revenue increased by $416,000, or 111%, from $375,000 in the same period last year to $791,000. These increases were attributable to a larger volume of sales from the same period last year.

        Cost of Services Revenue

        Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue increased by $6.9 million, or 465%, from $1.5 million in the third quarter of 1999 to $8.4 million in the third quarter of 2000. For the nine months ended September 30, 2000, cost of service revenue increased by $17.7 million, or 468%, from $3.8 million in the same period last year to $21.5 million. These increases were principally due to an increase in the number of our consulting, training and customer support personnel and due to the expansion of our consulting services organization through additions of two consulting and training services organizations during the first quarter of 2000.


        OPERATING EXPENSES

        Operating expense increased by $16.1 million, or 239%, from $6.7 million in the third quarter of 1999 to $22.8 million in the third quarter of 2000. For the nine months ended September 30, 2000, operating expenses increased by $56.2 million, or 362%, from $15.6 million in the same period last year to $71.8 million. The majority of these increases were due to an increase in the amortization of unearned non-cash stock-based compensation. The balance of the increases were due to increased investments in our sales and marketing operations to improve our market position and expand our distribution channels. Excluding the non-cash charges relating to stock-based compensation, operating expense in the third quarter of 2000 was $18.3 million, a 205% increase over $6 million in operating expense in the third quarter of 1999. For the nine months ended September 30, 2000, operating expense excluding the non-cash charges relating to stock-based compensation increased by $35.4 million from $14.1 million in the same period last year to $49.5 million.

        Sales and Marketing

        Sales and marketing expense consists of salaries, commissions, and expense from our sales offices, travel and entertainment expense and marketing programs. Sales and marketing expense increased by $8.0 million, or 196%, from $4.1 million in the third quarter of 1999 to $12.1 million in the third quarter of 2000. For the nine months ended September 30, 2000, sales and marketing expenses increased by $24.7 million, or 272%, from $9.1 million in the same period last year to $33.8 million. These increases were attributable to growth in the number of sales employees in North America, as well as the expansion of our international sales operations. We anticipate that our sales and marketing expense will continue to increase in future periods as we continue to expand our sales and marketing efforts.

        Product Development

        Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense increased by $1.7 million, or 153%, from $1.1 million in the third quarter of 1999 to $2.8 million in the third quarter of 2000. For the nine months ended September 30, 2000, product development expense increased by $3.8 million, or 123%, from $3.0 million in the same period last year to $6.8 million. These increases were primarily attributable to increases in the number of personnel in Versata's product development and engineering organization.

        We believe that continued investment in product development is critical to attaining our strategic objectives, and, as a result, we expect product development expense to increase significantly in future periods. To date, all software development costs have been expensed in the period incurred.

        General and Administrative

        General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and allowance for doubtful accounts. General and administrative expense increased by $2.4 million, or 280%, from $900,000 in the third quarter of 1999 to $3.3 million in the third quarter of 2000. For the nine months ended September 30, 2000, general and administrative expense increased by $6.3 million, or 324%, from $2 million in the same period last year to $8.3 million. These increases were attributable to a growing number of employees, as well as an increase in the provision for bad debt reserve as our revenue and accounts receivable grew.

        We believe general and administrative expense will increase in future periods, as we expect to add personnel to support our expanding operations, and incur additional costs related to the growth of our business.

        Stock-Based Compensation

        Stock-based compensation expense includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. We incurred a non-cash charge of $4.5 million for the third quarter of 2000 as compared to $709,000 in the third quarter of 1999, related to the issuance of stock options with exercise prices below fair market value on the date of grant. For the nine months ended September 30, 2000, stock-based compensation expense increased by $20.8 million, or 1,395%, from $1.5 million in the same period last year to $22.3 million. Additional unvested outstanding options will continue to vest over the next 44 months, which will result in additional compensation expense of approximately $18.4 million in the aggregate in periods subsequent to September 30, 2000, which will be charged to operations over the next 44 months.

        Amortization of Intangibles

        We incurred non-cash charges of $233,000 in the third quarter of 2000 and $660,000 for the nine months ended September 30, 2000 for the amortization of goodwill related to the acquisitions of Pragma6 in the fourth quarter of 1999, and the acquisitions of McGilly and Webink in the first quarter of 2000. There were no such charges in the comparable periods in 1999. Goodwill of approximately $2.2 million will continue to be charged to operations ratably over the period of benefit, which is three years.

        Interest Income (Expense), Net

        Interest income (expense), net is primarily comprised of interest income from our cash and investments. We had net expense of $442,000 for the third quarter 1999 compared to net interest income of $1.5 million for the third quarter of 2000. For the nine months ended September 30, 2000, net interest income was $3.8 million, an increase of $4.2 million from net interest expense of $449,000 in the same period last year. These increases were principally due to interest income earned from higher cash balances resulting from our initial public offering in the first quarter of 2000.

        Other Non-Operating Expenses

        Other non-operating expenses consist of office relocation costs incurred in the third quarter of 2000 in the amount of $244,000. There were no such expenses for the comparable period in 1999.

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


        LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of September 30, 2000, we had $88.0 million in cash and cash equivalents and short-term investments and $86.2 million in working capital. Net cash used in operating activities was $28.7 million in the first nine months of 2000 and $11.5 million in the first nine months of 1999. Net cash flows used by operating activities in each period reflect increasing net losses, offset by non-cash expenses including stock-based compensation, depreciation, amortization, and provision for doubtful accounts. The use of operating cash was also impacted to a lesser extent by changes in working capital.

        Net cash used in investing activities was $46.1 million in the first nine months of 2000 and was $812,000 in the first nine months of 1999. The increase in cash used in investing activities during the first nine months of 2000 primarily reflects purchases of $40.0 million of short-term investments and purchases of $5.7 million of property and equipment. Our capital expenditures consisted of purchases of operating resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future.

        Net cash provided by financing activities was $102.1 million in the first nine months of 2000 and $14.8 million in the first nine months of 1999. Cash provided by financing activities includes net proceeds from the issuance of preferred and common stock, including the Company's initial public offering in March of 2000. Cash provided by financing activities in the first nine months of 1999 includes $3.0 million in borrowings.

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

        We believe that the net proceeds from the sale of common stock generated by our initial public offering, together with funds generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE INCURRED CONSISTENT OPERATING LOSSES SINCE OUR INCEPTION AND ARE LIKELY TO INCUR NET LOSSES AND NEGATIVE CASH FLOWS FOR THE FORSEEABLE FUTURE

        We have experienced operating losses in each quarterly and annual period since inception, and we expect incur significant losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. We incurred net losses of $3.9 million for the year ended December 31, 1995, $9.0 million for the year ended December 31, 1996, $9.8 million for the year ended December 31, 1997, $8.1 million the year ended December 31, 1998, and $21.8 million for the year ended December 31, 1999. As of September 30, 2000, we had an accumulated deficit of $102.3 million. We expect to incur additional net losses and negative cash flows from operations on a quarterly and annual basis for the foreseeable future. We expect our operating expenses will increase substantially as we continue to expand our business. We also expect to significantly increase our product development, sales and marketing, and general and administrative expenses in future periods. As a result, we will need to significantly increase our revenue to achieve and maintain profitability.


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

        We have expanded our operations rapidly in the last 21 months. To keep pace with this expansion, we have increased our overall personnel from 90 employees and independent contractors devoting substantially all of their time to us as of December 31, 1998 to 507 as of September 30, 2000. We anticipate continued rapid expansion of our operations in the foreseeable future to pursue existing and potential market opportunities. This rapid growth is placing, and will continue to place, significant demands on management and operational resources. To be successful, we will need to:


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

WE DEPEND ON INCREASED BUSINESS FROM OUR CURRENT AND NEW CUSTOMERS AND IF WE FAIL TO GENERATE REPEAT AND EXPANDED BUSINESS OR GROW OUR CUSTOMER BASE, OUR PRODUCT AND SERVICES REVENUE WILL LIKELY DECLINE.

        In order to be successful, we need to broaden our customer base by selling product licenses and services to current and new customers. Many of our customers initially make a limited purchase of our products and services for pilot programs. These customers may not choose to purchase additional licenses to expand their use of our products. These and other potential customers also may not yet have developed or deployed initial software applications based on our products. If these customers do not successfully develop and deploy these initial software applications, they may choose not to purchase deployment licenses or additional development licenses. In addition, as we introduce new versions of our products or new products, our current customers may not require the functionality of our new products and may not license these products.

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

FOREIGN CURRENCY RISKS. As of September 30, 2000, Versata had operating subsidiaries located in the United Kingdom, Germany, Belgium, Hong Kong and France. Internationally, Versata invoices customers primarily in U.S. dollars and we maintain only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We do not currently enter into foreign currency hedge transactions. Through September 30, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our Annual Meeting of Stockholders on September 6, 2000. At the meeting Kanwal Rekhi and Eugene Wong were elected as Class I Directors. The vote with respect to each nominee is set for the below:

                                            Shares        Shares
                                          Voting For     Withheld
                                          ----------    ----------
                      Kanwal Rekhi        25,684,312      27,738

                       Eugene Wong        25,683,050      29,000

        Additional Directors of Versata whose term of office continued after the meeting are Gary Morgenthaler, Naren Bakshi, Donald Feddersen, John A.
Hewitt, Jr., Robert Davoli and John W. Larson.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

       NUMBER         DESCRIPTION
       ------         -----------
        3.1           Amended and Restated Certificate of Incorporation of
                      Versata incorporated by reference to Exhibit 3.1 to
                      Versata's Registration Statement on Form S-1 (Registration
                      No. 333-92451)).

        3.2 Amended and Restated Bylaws Versata (incorporated by reference to Exhibit 3.2 to Versata's Registration
                      Statement on Form S-1 (Registration No. 333-92451)).

      **10.1          Software Remarketing Agreement, effective September 27,
                      2000, between Versata and International Business Machines
                      Corporation.

        27.1          Financial Statement Data

--------------

** Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

(b) Reports on Form 8-K: None.

                                  VERSATA, INC.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



VERSATA, INC.

Date: November 14, 2000                     /s/ JOHN A. HEWITT, JR
                                            ------------------------------------
                                            John A. Hewitt Jr.
                                            President, Chief Executive Officer
                                            and Director



                                            /s/  KEVIN B. FERRELL
                                            ------------------------------------
                                            Kevin B. Ferrell
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

      **10.1          Software Remarketing Agreement, effective September 27,
                      2000, between Versata and International Business Machines
                      Corporation.

        27.1          Financial Statement Data

--------------

** Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.