Form 10-K405
period 2000-12-31
VERSATA INC
filed 2001-04-16
CIK 1034397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-29757

                                 VERSATA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      68-0255203
        State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization                       Identification No.)

                               300 LAKESIDE DRIVE
                                   SUITE 1500
                               OAKLAND, CA 94612
                                 (510) 238-4100
  (ADDRESS INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES AND REGISTRANT'S
                     TELEPHONE NUMBER INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2001 was $54,474,022 based on the last reported sale price of the registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date.

     On March 20, 2001, 41,488,212 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement relating to its 2001 annual stockholders' meeting to be held on July 17, 2001 are incorporated by reference into Part III of this annual report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 VERSATA, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   19
Item 3.    Legal Proceedings...........................................   19
Item 4.    Submission of Matters to a Vote of Security Holders of the
           Registrant..................................................   19

                                   PART II
Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters.....................................................   19
Item 6.    Selected Financial Data and Supplementary Data..............   20
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   21
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   28
Item 8.    Financial Statements and Supplementary Data.................   30
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................   30

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   31
Item 11.   Executive Compensation......................................   31
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   31
Item 13.   Certain Relationships and Related Transactions..............   31

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   31
Signatures.............................................................   33

                           FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of the Company, based on the information currently available to the Company's management. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. Forward-looking statements include but are not limited to: in Item 1, all text under the heading "Business" through "Strategy" and statements regarding continued growth; entering into strategic relationships; further developing certain relationships; continuing to license our products; net proceeds from the initial public offering, other issuance of stock, and the funds generated from operations being sufficient to meet general expenses, working capital and capital for the next 12 months; continue complementing our direct sales channels with indirect selling channels; and continue our marketing programs. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the sections entitled "Risk Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Position and Results of Operation." The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Versata, Inc. ("Versata" or the "Company") helps companies achieve true business agility by enabling them to create business rules for their business policies and processes that are used to automate the development of transaction-intensive, process-oriented applications. The Versata suite of products enables organizations to map their business policies and processes in easy-to-understand business rules, which are then used to drive the development of transaction-rich, process-oriented applications. Our software eliminates the need for traditional programming by enabling business users to define their business rules in precise English statements rather than in a technical programming language. Our software converts these statements into executable Java code. We believe that this technology represents an advantage not generally available from competitors and enables customers to achieve a substantial time-to-market and business flexibility advantage compared to businesses using traditional Web-based software application development tools.

     Our objective is to establish the Versata solution as a leading application development approach for enterprises seeking to simplify and automate complex e-business applications. We intend to do this by: extending our technology leadership; continuing to grow our multi-channel distribution network; and leveraging our technology alliances.

     As of December 31, 2000, our products have been licensed to approximately 500 customers worldwide for use in a wide range of e-business software applications in diverse markets such as financial services and insurance, telecommunications, energy, government, manufacturing, and health care. Our customers include Global 2000 companies such as Kemper Financial, JP Morgan, CMS Energy, ITT Industries and Charles River Laboratories. We intend to continue our sales efforts to increase both the number of new customers and the percentage of repeat customers.

     We market our products primarily through a global direct sales force. We also work with a network of consulting and systems integration partners, companies selling pre-packaged software applications, companies developing and integrating custom software applications, and companies selling software applications over the Internet on a subscription services basis -- often referred to as application service providers. These companies are trained in Versata's technology to provide the knowledge and resources necessary to rapidly deploy a Versata-based solution.

     An important element of our sales and marketing strategy is to leverage relationships with key technology and business partners. Our most important strategic relationship to date has been with IBM. Our strategic marketing and development relationship with IBM provided a single product offering that integrated our software with IBM's WebSphere(R) Application Server Advanced Edition on an OEM basis. In September 2000, at our request, we changed our relationship with IBM by entering into a software re-marketing agreement with IBM to allow them to resell some of our products. As a result, IBM now offers the product under the Versata brand name.

     During the course of the year, Versata also entered into several agreements with leading technology companies such as Rationale Software, Attunity, Interwoven, Mercury Interactive and Vignette. Our network of technology partners provides complementary solutions to Versata's products.

     We also offer comprehensive professional services from training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services, as well as customer support.

VERSATA SOLUTION

     Through an application development approach that uses rules-based technology to build software applications, the Versata solution helps clearly define, articulate and translate business strategies and processes into dynamic, highly responsive and integrated e-business applications which can be more easily implemented and modified. The Versata solution, which consists of a comprehensive suite of software and services, provides the following benefits to our customers:

  Achieve better collaboration between business and IT organizations

     Versata products allow non-programmer, business-domain experts to actively participate in and guide the translation of business requirements into differentiated e-business software applications and processes. Developers can reduce the time it takes to implement application changes and provide application maintenance, enabling them to elevate their focus to new application development.

  Reduce operating costs

     Versata products improve operational efficiencies associated with application development and maintenance by automating processes critical to e-business, accelerating the delivery of strategic e-business applications, enhancing productivity of existing systems and staff, allowing core business rules to be accessed and modified by business, not just IT, managers, and producing savings in training, outsourcing, application management and hiring.

  Inject agility and flexibility into business efforts

     With the Versata approach, organizations employ their business rules to knit complex business transactions and interactions together. Such rules automate the complex business logic and process that powers all business activities. These rules penetrate far deeper into business transactions than simply the price, availability and size of a product. They reach into the manner, behavior patterns and conditions under which customers, suppliers, employees and intermediaries interact. Business rules are an integral component of and exist throughout the framework of commerce and business transactions.

     Versata products enable organizations to map their business policies and processes in the language of easy-to-understand business rules (i.e. "An account balance cannot exceed a customer's credit limit" and "When orders exceed $30,000, send to sales manager for approval"). The Versata rules-based approach embeds business logic and business process into the core foundation of software applications, making it easier and quicker to a) build those software applications and b) make system-wide changes to these software applications once the application has been launched.

     By driving key business rules, or logic, and core processes into the foundation of application development activities, Versata products address the market need created by expensive, elongated e-business application development cycles, difficulty of changing/updating applications to reflect business needs, business manager/ IT developer collaboration issues, and complexity of implementing distributed, e-business applications.

     In addition, Versata's products facilitate rapid response to business challenges, enabling constant innovation of processes and applications to stay in step with technology -- and ahead of competition. When changes are required to an e-business application, the Versata approach allows users to systematically implement those changes by modifying a few business rules -- versus first finding, then changing, thousands of lines of programmer-developed code. Non-programmers and business-domain experts can also actively participate in and guide the translation of business requirements into differentiated e-business software applications and processes.

  Improve IT development staff

     By making it much less complex to create and modify complex e-business applications, Versata enables companies to make their programmers more productive in a Java-technology environment. Efficiencies associated with developers are achieved through savings in time, re-training and outsourcing costs.

  Speed time to market

     Versata helps companies shave time off application development and maintenance. And, in the rapidly changing economy, early-to-market companies are rewarded with increasing returns on investment.

  Leverage standard, high-performance platforms

     Versata products are based on open industry standards (J2EE, XML, application servers, etc.) for software asset protection and accelerated development of e-business systems.

     Versata products interact with a number of sources including leading relational database systems, legacy software applications, and various standards-based middleware solutions. In this way, the Versata solution makes it possible for companies to build and deploy new e-business applications using existing technology infrastructure and systems, and with confidence that the Versata products will prove compatible with other infrastructures that might be installed in the future. For example, Versata provides a layer of automation that runs on a wide range of application server architectures, such as those offered by IBM, BEA, and Borland.

STRATEGY

     Our objective is to establish the Versata system as a leading application development approach for enterprises seeking to simplify and automate complex e-business applications. To achieve this objective, our key growth strategies are:

  Extend Technology Leadership

     Versata intends to enhance its position as a technology leader by increasing the functionality, performance, ease-of-use, and scalability associated with our products.

     For example, we expanded Versata's core offerings with the introduction of the Versata Interaction Server, a process automation engine and design environment, in late 2000. Also in 2000, Versata expanded support for the Versata Logic Server on IBM WebSphere Enterprise JavaBeans (EJB) edition and BEA WebLogic. The Versata Logic Server initially supported only Borland's Visibroker.

     We also intend to improve the usability of Versata products by making it easier for business users and analysts to interact with Versata-built business applications and enabling business users to make changes to Versata-built applications as business requirements shift.

  Continue to Increase the Success of our Multi-Channel Distribution Network

     As of December 31, 2000 we had 17 direct sales offices throughout North America, Europe and the Pacific Rim.

     We expect to continue to complement our direct-sales channel with indirect selling channels including consulting and systems integration partners, companies selling pre-packaged software applications, companies developing and integrating custom software applications, and application service providers.

     These relationships will provide additional marketing and sales channels for the Versata suite of products and are intended to accelerate the successful deployment of software applications using our solution.

  Leverage Technology Alliances

     To increase visibility in the marketplace and broaden the functionality of the Versata suite of products, we plan to continue the development of marketing and technology relationships with leading companies. Our network of technology partners provides complementary solutions to Versata's products. During the course of the year, Versata entered into several agreements with leading technology companies such as Rationale Software, Attunity, Interwoven, Mercury Interactive and Vignette.

     For example, Interwoven and Versata will provide a streamlined content management solution for use with Versata projects. With Interwoven's TeamSite(R), Versata customers can use the collaborative platform in the development phase for managing complex content to be published on an e-commerce site. TeamSite allows multiple developers to work together on creating content, provides a multi-user repository for storing content, and does automatic versioning for the contributor. With OpenDeploy(R), Versata customers can publish the finished content to the site and archive old versions for reference or reuse.

CUSTOMERS

     We target Global 2000 companies in the U.S. or their equivalents abroad. Our markets include financial services, insurance, telecommunications, healthcare, energy and government agencies. Shell Energy/Noble Software and Harcourt General accounted for 18% and 13%, respectively, of our revenue for the year ended December 31, 1998. El Paso Energy Corporation accounted for 12% of our revenue for the year ended December 31, 1999, and no single customer accounted for more than 10% of total revenues for the year ended December 31, 2000. As of December 31, 2000, we had licensed our products to approximately 500 customers worldwide for use in a wide range of e-business software applications. The following are examples of the application of Versata's products by selected customers during 2000:

     - Versata-powered web-based system enables United Way of Allegheny County, a leading charitable organization, to reduce administrative costs associated with charitable campaigns by offering electronic pledging to its contributors. With this functionality, contributors can choose how their contribution is managed. For example, donors can choose to have their United Way contributions deducted from their payroll checks, charged to a credit card account, or billed to them directly. The Versata system also makes it possible for United Way of Allegheny County to deliver flexible and easily customized pledging templates to organizations and communities wishing to establish charitable campaigns; provide personalized information on community issues and community resources to contributors and non-contributors alike, and facilitate volunteer activities by communicating volunteer opportunities and matching volunteers with nonprofit organizations.

     - With the Versata built booking and tracking system, the customers of ANZDL, an international shipping company, can book and track their own shipments, instantaneously, over the web, without going through the once-obligatory customer service representative.

     - A major manufacturing company, ITT Industries, now has a standard web-enabled order status system that can easily customize to the needs of its' various divisions. Using Versata's products has enabled ITT Industries to develop and integrate division-specific business rules in a short time amount of time.

PRODUCTS

     The Versata suite of products is a complete solution that enables customers to rapidly develop and deploy the critical e-business software applications on application servers. The Versata products support each of the key activities associated with e-business development -- Design & Develop, Transact, Present, Connect, and Monitor -- by injecting business rules and process automation into each of these activities.

     Following is a current list of Versata products:

                 PRODUCTS                                         DESCRIPTION
MAIN PRODUCTS:

Versata Logic Server                        The Versata Logic Server (VLS) is a transaction
                                            automation engine and design environment that automates
                                            the activities involved in creating, deploying, and
                                            modifying e-business applications. Leveraging standard
                                            application server platforms like IBM, BEA and CORBA,
                                            VLS simplifies the implementation of distributed,
                                            EJB-oriented applications by defining and hosting a com-
                                            pany's core business logic via a business rules-based
                                            approach.

Versata Interaction Server                  The Versata Interaction Server (VIS) is a process
                                            automation engine and design environment that extends
                                            core business processes across people, systems and time.
                                            VIS is principally concerned with the way activities are
                                            planned, sequenced, delivered, and performed over time.
                                            VIS automates process across software applications
                                            without programming. Like VLS, VIS runs on standard
                                            application server platforms -- including IBM, BEA and
                                            CORBA.

                 PRODUCTS                                         DESCRIPTION
SUPPORTING PRODUCTS:

Versata Studio                              The Versata Studio is the development mechanism of the
                                            Versata E-Business Automation System. The Versata Studio
                                            consists of a suite of integrated and highly graphic
                                            services that allow e-business development teams to
                                            construct and modify user interfaces, business rules,
                                            and process rules governing the operation of e-business
                                            applications.

Versata Connectors                          Versata Connectors allow seamless connection to external
                                            data sources such as existing applications, middleware,
                                            back-office, and legacy systems. Versata Connectors also
                                            complement enterprise application integration
                                            technologies like IBM MQSI and webMethods Enterprise by
                                            extending the reach of key applications to partners and
                                            suppliers across the supply chain. Each integration
                                            module provides the ability to deploy and execute
                                            business logic on a data source. The underlying data
                                            access architecture is known as the Extensible Data
                                            Access (XDA) framework.

Versata Presentation Server & Versata       The Versata Presentation Server provides a rich
Presentation Adapters                       presentation interface to VLS. It supports both HTML and
                                            Java clients including browsers, applets in browsers,
                                            standalone applets, and applications as they interact
                                            with the Versata Logic Server. This includes server-side
                                            state and session management and presentation services
                                            for HTML clients.

                                            Versata Presentation Adapters can support other
                                            presentation interface types including JSP, XML and
                                            content-delivery solutions such as Vignette. The
                                            Presentation Adapters also support custom
                                            clients -- desktop, handheld, or mobile devices, for
                                            example.

SERVICES

     An important component of our overall solution is our ability to provide our customers with comprehensive professional services -- from training, mentoring, customer support, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Through this comprehensive suite of services, we enable our customers to automate e-business software applications without regard for internal staffing constraints. As of December 31, 2000, our services organization consisted of 178 professionals, comprising of our internal services organization and contractors, 131 of which were billable.

  Consulting Services

     We provide mentoring, staff augmentation and project management services to assist customers in developing and deploying custom e-business software applications using our products. These services include system architecture, data modeling, system design, software application development, testing, configuration and installation, and performance tuning. These services can be provided at our customers' sites as well as via remote electronic connection, offering our customers the balance between personal interaction and speed of responsiveness.

  Training Services

     We offer our customers introductory and advanced training in the use of our products. These training services are offered in several geographic locations, either as standard public training classes located throughout the U.S. and Europe or on-site private training classes. We price these services per course or on a per day basis.

  Customer Support

     We believe that a high level of customer support services is essential to our success. We offer a range of customer support services including business hour telephone and e-mail support from our Oakland, Australia and United Kingdom facilities, 24-hour-a-day/seven-day-a-week production system support and on-site support on request. We also provide our customers with access to a developers knowledge base news group, discussion groups and other repositories of information regarding our products. Our customers typically purchase annual customer support contracts at prices dependent upon their desired level of customer service.

  Services Partners

     In addition to our internal services organization, we have relationships with resellers, professional service organizations and global system integrators that offer consulting, training and customer support services including Online Business Systems, Dunn Systems, Symphoni Interactive, and IBM Global Services, to cooperate in the deployment of our products to customers. Our service partners are encouraged to attend and complete a series of Versata training courses. These relationships expose the customer base of these companies to our software and we intend to develop them further.

SALES AND MARKETING

  Sales

     We sell our products through a multi-channel distribution model, which includes both direct and indirect channel sales. As of December 31, 2000, our sales organization consisted of 169 professionals (including contractors) located in 17 direct sales offices in North America, Europe and the Pacific Rim. Our direct sales teams typically includes a sales representative, 80% of a system engineer and one-third of an inside salesperson.

     At the end of December 31, 2000, we had 54 quota-carrying sales teams, 31 of which were productive, direct sales teams.

     We utilize sales teams consisting of both sales and technical professionals to create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential customer. Our sales model often includes a proof of concept approach to winning competitive sales opportunities. In approximately three to five days, our sales engineers can define the business rules for a portion of a company's project and deploy it as a production software application. Also, in a proof of concept, it is possible to modify the running software application by changing the business rules. In many of these competitive situations, the tangible results of our proof of concept substantiate the time-to-market advantage, ability to support business flexibility and ease of use, which often lead to a full project implementation.

     We complement our direct sales force with channel sales through various types of relationships that either sell, or help us sell, our products and services. These include:

     - System Integrator Partners. Our system integrator partners include companies that custom develop and integrate software applications, such as global system integrators and Web integrators, as well as regional consulting partners. These partners sell our products to new customers and then provide the customers with consulting and system integration services. As of December 31, 2000, we had over 90 active partners including IBM Global Services, KPMG, Cap Gemini Ernst & Young, American Management Systems, Emerald Solutions, Lante Corporation, eForce, Lockheed Martin Services, Spherion, Online Business Systems, Symphoni Interactive, Mastech and Syntel. In 2000, we decreased our number of system integrator partners in order to focus on those partners whose customer targets and geographies matched ours.

     - Independent Software Vendors and Application Service Providers (ISV/ASPs). Our partners that sell pre-packaged software applications, often referred to as independent software vendors, and our application service provider partners use our software to create and maintain their integrated software products. We typically receive a royalty from these partners for every software sale that integrates the Versata products. As of December 31, 2000, we had over 25 active ISV/ASP partners. These partners included Xpede, Performance Software, Viador, and Cap Gemini Ernst & Young.

     - International Distributors. Our international distributors include vendors that sell business software products to companies in Europe. As of December 31, 2000, we had five active distributors. In 2000, we decreased the number of international distributors as we increased the number of sales teams in those areas.

     - IBM. Another key sales channel is our strategic relationship with IBM. This includes a re-selling agreement in which IBM sales representatives within their Application Integration and Middleware (AIM) organization and IBM Global Services (IGS) representatives will directly sell components of Versata suite of products and services to their customers.

     In 2000, Versata began training employees on Solution Selling(R). Solution Selling, a process created by Sales Performance International, is predicated upon selling a "solution" to a client's business issue versus a vendor's "product" sale. Solution Selling is intended to allow Versata to differentiate its sales representation, our Company, products and services by the way we sell. With the addition of Versata's new product, the Versata Interaction Server, we believe our sales teams will be able to sell a comprehensive solution that will enable our clients to increase their return on investment. We plan to train Versata employees who are engaged in direct contact with clients in Solution Selling and we expect our sales force to become even more effective on selling our high-value products.

  Marketing

     We support our sales efforts through a variety of marketing initiatives implemented through both our corporate headquarters and our regional offices. Our marketing organization, which consisted of 31 employees as of December 31, 2000, focuses on creating market awareness for the Versata System, generating sales leads, forming relationships with leading technology companies, promoting our e-business automation leadership and educating industry analysts about our solution. We conduct a variety of marketing initiatives worldwide to educate our target market. We have engaged in marketing activities such as business seminars, trade shows, press relations, industry analyst programs, ongoing public relations, advisory councils, direct mailings and telemarketing, managing and maintaining our Website, and producing and distributing sales support materials. Our marketing organization also serves an integral role in acquiring, organizing and prioritizing customer and industry feedback in order to help provide product direction to our development organizations. We formalized this customer-driven approach by establishing advisory council meetings to provide forums for discussing customer needs and requirements. Advisory council meetings provide a useful forum in which to share information, test product concepts and collect data on customer and industry needs. We intend to continue to pursue these programs in the future.

PRODUCT DEVELOPMENT

     The Internet infrastructure industry is characterized by extremely rapid technological change, which requires constant attention to computing technology trends, shifting consumer demand, and rapid product innovation.

     Most of the Versata's software products are developed internally. We also license software technology from third parties. Internal development enables us to maintain closer technical control over the products and gives us the freedom to designate which modifications and enhancements are most important and when they should be implemented. Product documentation is also generally created internally. In connection with our acquisition of Verve, Inc., we acquired technology which enabled us to accelerate the development of our Versata Interaction Server. Versata's Interaction Server allows customers to define, implement and manage business process flows within and between a customer's e-business applications.

     We believe that a crucial factor in the success of a new product is getting it to market quickly without compromising product quality. Before releasing new software, the product undergoes extensive quality assurance and testing.

     Product development expenses excluding stock-based compensation expenses totaled approximately $3.3 million for the year ended December 31, 1998, $4.8 million for the year ended December 31, 1999 and $9.7 million for the year ended December 31, 2000.

     As of December 31, 2000, Versata employed 92 technical professionals in product development including quality assurance and technical documentation positions. The Versata product development team has benefited from a low turnover rate despite the intensely competitive environment for software engineers.

COMPETITION

     The Internet infrastructure software market is intensely competitive, subject to technological changes and significantly affected by new product introductions and other market activities of industry participants. We expect the competition in this industry to persist and intensify in the future. Our primary competition comes from companies developing their software applications internally using traditional programming approaches. We also compete with a number of other sources including:

     - vendors of application server development products and services such as IBM, BEA Systems, Inc., Sun Microsystems, Inc. and Oracle Corporation;

     - vendors of traditional workflow and process applications such as ILOG, Hewlett Packard, Tibco and Fujitsu;

     - vendors of Web integrated development environments such as Blaze Software (a Brokat Company), Oracle, and SilverStream Software; and

     - companies that market business application software such as Oracle Corporation, PeopleSoft and i2 Technologies.

     We believe that the principal competitive factors in our market are:

     - product functionality and features;

     - ease of product implementation;

     - responsiveness to business and technical changes;

     - performance, scalability and availability;

     - use of standards-based technology;

     - ease of integration with customers' existing legacy data, software applications and middleware computing infrastructure;

     - quality of professional services offerings;

     - quality of customer support services;

     - price; and

     - Company reputation.

     Although we believe that we currently compete favorably with respect to most of these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, sales, marketing, professional services, technical support, training and other resources. The risks associated with competition are more fully discussed in the "Risk Factors" section contained in Item 1 of this Report.

ACQUISITIONS

     Versata's business model depends on the availability of products that enable a customer to rapidly develop a web application on an application server. The combination of complexity and rapid change make it difficult for one company to develop all technological solutions alone.

     In 2000, we acquired three companies that have enabled us to deliver solutions and services that our customers have required. McGilly Information Systems, Inc. and Webink Computer Consultants were both purchased in January 2000. The acquisition of these two consulting companies enabled us to provide much needed technological support to our customers. Verve, Inc. was acquired in November 2000. Verve's technology enabled us to accelerate the development of our Versata Interaction Server.

INTELLECTUAL PROPERTY AND LICENSING

  Intellectual Property

     We rely on a combination of patent, copyright, trademark, trade secret laws and licensing arrangements to establish and protect our intellectual property. These legal protections afford only limited protection for our technology, and we cannot provide any assurance that other companies will not develop technologies that are similar or superior to our technology. If we fail to protect our proprietary technology, our business could be seriously harmed.

     We currently have a U.S. patent relating to our automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. In addition, we have a U.S. patent pending relating to our business rules automation in database application development and maintenance. It is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not provide a competitive advantage to us. We cannot predict whether this patent application will result in an issued patent, or if a patent is issued, whether it will provide any meaningful protection. We enforce our trademark, service mark and trade name rights. We have used and applied to register certain trademarks to distinguish our products from those of its competitors in the U.S. and abroad. Furthermore, as part of our proprietary protection procedures, we enter into non-disclosure agreements with our employees, customers, distributors and business partners and into license agreements with respect to our software, documentation and other proprietary information. We further seek to avoid disclosure of our intellectual property by restricting access to our source code. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the U.S.

     Currently, we are not aware of any pending claims that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties. While we rely on patent, copyright, trademark, trade secret laws and contractual restrictions to protect our technology, we believe that factors such as the creativity and technological skills of our personnel, new product developments, frequent product enhancements and reliable customer service and product maintenance are more essential to establishing and maintaining a technology leadership position. See the "Risk Factors" section under Item 1 for a discussion of the risks associated with proprietary rights.

  Third Party Licensing

     We integrate third-party software into our products. Borland's VisiBroker(R) is an integral part of the Versata Logic Server and the Versata Interaction Server CORBA edition. While we believe that alternative sources of CORBA product is available and based upon past experience and standard industry practice such licenses generally could be obtained on commercially reasonable terms, any significant interruption in the supply of this product could adversely impact our sales unless and until we could secure another supplier. We also integrate Webgain's Toplink(R) with the Versata Interaction Server. Webgain's Toplink(R) is an essential part of the Versata Interaction Server, and any significant interruption in the supply of this product could adversely impact our sales for the Versata Interaction Server unless and until we could secure another supplier.

INTERNATIONAL OPERATIONS

     We have established international subsidiaries, namely Versata (BVI) Limited in the British Virgin Islands, Versata (Canada) Limited in Canada, Versata (Europe) Limited in the United Kingdom, Versata (Asia) Limited in Hong Kong, Versata GmbH in Germany, Versata (Australia) Pty. in Australia, Versata (France) in France, and Xedoc Pty. in Australia. All of the subsidiaries are wholly-owned except Xedoc Pty. which is a wholly owned subsidiary of Verve, Inc. Verve, Inc. is a wholly owned subsidiary of Versata.

EMPLOYEES

     As of December 31, 2000, we had 495 employees and 50 contractors. Of these individuals, 199 employees and 1 contractor were in sales and marketing, 75 employees and 17 contractors were in development and engineering services, 153 employees and 25 contractors were in professional services and customer support, and 67 employees and 7 contractors were in finance and administration. Our employees are not represented by any collective bargaining unit, and we believe our relations with employees are satisfactory.

RECENT DEVELOPMENTS

     During the course of performing ongoing accounts receivable collection activities in the first quarter of 2001, our company's financial management became aware of additional information relating to one transaction that was recorded as revenue in the fourth quarter of 2000 and began evaluating this information. Subsequently, on March 23, 2001, the Audit Committee of the Board of Directors, with the assistance of counsel, commenced an inquiry into this and other transactions from 2000 to determine if they met our revenue recognition criteria.

     On March 29, 2001, we issued a press release announcing the intent to file a Notification of Late Filing of its Annual Report on Form 10-K, for the year ended December 31, 2000, due to the ongoing inquiry.

     Upon conclusion of the inquiry, our company determined that two transactions, including the transaction mentioned above, should not have been recorded as revenue in the fourth quarter of 2000 and revised its financial results, previously announced on February 5, 2001, for the quarter and year ended December 31, 2000. Separately, our company determined that one of its investments had suffered an other-than-temporary decline in value and accordingly recognized a loss of $1 million on the write-down of this investment. The effect of these adjustments, including related royalties and commissions, is a decrease in revenue of $1.7 million and an increase in net loss of $2.4 million for the year ended December 31, 2000.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

WEAKENING OF WORLD WIDE ECONOMIC CONDITIONS REALIZED IN THE INTERNET INFRASTRUCTURE SOFTWARE MARKET MAY RESULT IN DECREASED REVENUES OR LOWER REVENUE GROWTH RATES.

     The revenue growth of our business depends on the overall demand for computer software, particularly in the product segments in which we compete. Any slowdown of the worldwide economy affects the buying decision of corporate customers. Because our sales are primarily to Global 2000 customers, our business also depends on general economic and business conditions. A reduction in demand for computer software, caused by a weakening of the economy, such that occurred in 2001, or otherwise may result in decreased revenues or lower revenue growth rates.

THE INTERNET INFRASTRUCTURE SOFTWARE MARKET IS HIGHLY COMPETITIVE AND WE MAY LOSE MARKET SHARE TO LARGER COMPETITORS WITH GREATER RESOURCES.

     The Internet infrastructure software market in general, and the market for our software and related services in particular, are new, rapidly evolving and highly competitive. Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors also have more extensive customer bases, broader customer relationships and broader industry alliances that they could leverage, thereby establishing relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional service organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings or may introduce new products and enhancements. Furthermore, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If we fail to compete successfully with our competitors, the demand for our products would decrease. Any reduction in demand could lead to loss of market share, a decrease in the price of our products, fewer customer orders, reduced revenues, reduced margins, and increased operating losses. These competitive pressures could seriously harm our business and operating results.

NEW VERSIONS AND RELEASES OF OUR PRODUCTS MAY CONTAIN ERRORS OR DEFECTS AND RESULT IN LOSS OF REVENUE.

     The software products we offer are complex and, despite extensive testing and quality control, may have had, and in the future could have errors or defects, especially when we first introduce them. Typically we need to issue corrective releases of our software products to fix any defects or errors. Defects or errors could also cause damage to our reputation, loss of revenues, product returns or order cancellations, lack of market acceptance of our products, and expose us to litigation. Accordingly, defects or errors particularly if they are more numerous than expected could have a material and adverse effect on our business, results of operations and financial condition.

OUR FAILURE TO ACCURATELY FORECAST SALES MAY LEAD TO A DISAPPOINTMENT OF MARKET EXPECTATIONS.

     Our Company uses a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregates these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself such as occurred in the fourth quarter of 2000 could cause our Company to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, the current slowdown in the economy is causing purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

THE PRICE OF OUR COMMON STOCK IS VOLATILE AND IT MAY FLUCTUATE SIGNIFICANTLY.

     The market price of our common stock has fluctuated significantly and has declined sharply since our initial public offering in March 2000 and more recently following our announcement on March 29, 2001 that we would delay filing our Annual Report on Form 10-K for fiscal year 2000. Our Company's stock price is affected by a number of factors, some of which are beyond our control including:

     - quarterly variations in results, announcements that our revenue or income are below analysts' expectations;

     - the competitive landscape;

     - technological innovations by us or our competitors;

     - changes in earnings estimates or recommendations by analysts;

     - sales of large blocks of our common stock, sales or the intention to sell stock by our executives and directors;

     - general economic and market conditions;

     - additions or departures of key personnel and estimates and projections by the investment community; and

     - fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software companies.

     As a result, our stock price is subject to significant volatility. In the past, following periods of volatility or decline in the market price of a company's securities, securities class action litigation has at times been instituted against that company. We are currently subject to securities litigation, and may be subject to additional litigation. This could cause us to incur substantial costs and experience a diversion of management's attention and resources.

OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS.

     Our revenues are relatively difficult to forecast and vary from quarter to quarter due to various factors including the:

     - relatively long sales cycles for our products;

     - size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic;

     - introduction of new products or product enhancements by us or our competitors;

     - potential for delay or deferral of customer implementations of our software;

     - changes in customer budgets;

     - seasonality of technology purchases and other general economic conditions; and

     - changes in our pricing policies or those of our competitors.

     Accordingly, our quarterly results are difficult to predict until the end of the quarter. Delays in product delivery or closing of sales near the end of a quarter caused quarterly revenues and net income to fall significantly short of anticipated levels in the fourth quarter of 2000, and given the economic slowdown in the first quarter of 2001, may well occur in future quarters.

     Our license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. We typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Since our operating expenses are relatively fixed and are based on anticipated revenue levels, a delay in bookings from even a small number of license transactions could cause significant variations in revenues quarter to quarter and could cause net income to fall significantly short of anticipated levels. As an example, the dollar amounts of large orders for our products have been increasing and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, due to cancellations, delays, or deferrals by customers. This circumstance occurred in the fourth quarter of 2000. Revenue shortfalls below our expectations could have an immediate and significant adverse effect on our results of operations.

     Our services revenue in any quarter is substantially dependent on our license revenue. Services are normally purchased in conjunction with software, although it is not a requirement. Should our license revenues decrease, there will be a reduced market for our services. Any revenue shortfall in services could have an immediate and significant adverse effect on our results of operations.

     Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

     - competition in the Internet infrastructure software market;

     - the integration of people, operations, and products from acquired businesses and technologies;

     - the overall trend toward industry consolidation;

     - the introduction and market acceptance of new technologies and standards;

     - variations in mix of products sold; and

     - changes in general economic conditions and specific economic conditions in the Internet infrastructure software market.

     Any of the above factors could have a material adverse impact on our operations and financial results.

THE PRIVATE SECURITIES CLASS ACTION LAWSUIT AGAINST US AND CERTAIN OF OUR DIRECTORS AND OFFICERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We and certain of our directors and officers have been named as defendants in a private securities class action lawsuit. Other litigation and inquiries relating to the revision of our 2000 financial results may be instituted. Depending on the outcome of such litigation, we may be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these matters, we may incur substantial defense costs and that such actions may cause a diversion of management time and attention.

     Our liability insurance for actions taken by officers and directors provides only limited liability protection. To the extent that these policies do not adequately cover our expenses related to any shareholder lawsuits, our business and financial condition could be seriously harmed. Under Delaware law, in connection with our charter documents and indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. Subject to certain conditions, the indemnification may cover expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement, or appeal of legal proceedings.

ANY POTENTIAL DELISTING OF VERSATA'S COMMON STOCK FROM THE NASDAQ NATIONAL MARKET COULD HARM OUR BUSINESS.

     Versata's common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that Versata's common stock have a minimum bid price of $1.00 per share. On March 30, 2001, Versata's common stock closed at a minimum bid price per share of $0.28. Nasdaq halted trading in Versata pending receipt of additional information from the Company. Trading will remain halted until Versata has fully satisfied Nasdaq's request for additional information.

     Under requirements to be listed on Nasdaq Marketplace, if the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive trading days, Versata's shares may be delisted following a 90 day notice period, subject to Versata's right to appeal. If Versata's minimum closing bid price is above $1.00 for 10 consecutive trading days during the 90 day notice period, the delisting procedures will be halted. Versata anticipates that it would appeal any determination to delist its common stock from the Nasdaq National Market.

     If Versata's common stock is delisted and any appeal we file receives an unfavorable determination by NASD, our common stock would be removed from listing on the Nasdaq National Market which could have a material adverse effect on us and on the price of our common stock.

WE HAVE INCURRED INCREASING OPERATING LOSSES SINCE OUR INCEPTION AND ARE LIKELY TO INCUR NET LOSSES AND NEGATIVE CASH FLOWS FOR THE FORESEEABLE FUTURE.

     We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in 2001. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. We incurred net losses of $8.1 million the year ended December 31, 1998, $21.8 million for the year ended December 31, 1999 and $67.9 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $121.3 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

WE MAY REQUIRE FUTURE ADDITIONAL FUNDING TO STAY IN BUSINESS.

     Over time, we may require additional financing for our operations. We have not been operating on a profitable basis and have relied on sale of stock to finance our operations. We may need to return to the capital markets in order to receive additional financing. This additional financing may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us. Moreover, additional financing will cause dilution to existing stockholders.

IF WE DO NOT DEVELOP AND ENHANCE NEW AND EXISTING PRODUCTS TO KEEP PACE WITH TECHNOLOGICAL, MARKET AND INDUSTRY CHANGES, OUR REVENUES MAY DECLINE.

     The markets for our products are characterized by rapid technological advances in software development, evolving standards in software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain our competitive position, we must:

     - enhance and improve existing products and continue to introduce new products that keep pace with technological developments;

     - satisfy increasingly sophisticated customer requirements; and

     - achieve market acceptance.

     The success of new products is dependent on several factors including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Our inability to run on new or increasingly popular operating systems, and/or our failure to successfully enhance and improve our products in a timely manner could have a material adverse effect on our business, results of operations, financial condition or cash flows.

IF THE VERSATA E-BUSINESS AUTOMATION SYSTEM AND RELATED SERVICES DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, THE SOURCE OF SUBSTANTIALLY ALL OF OUR REVENUE WILL BE AT RISK.

     We cannot predict the level of market acceptance that will be achieved or maintained by our products and services. If either the Internet infrastructure software market in general, or the market for our software or related services in particular, fails to grow or grows more slowly than we anticipate, or if either market fails to accept our products and related services, the source of substantially all of our revenue will be at risk. We expect to continue to derive substantially all our revenue from and be dependent upon the Versata System and related services in the future. The market for the Versata System and related services is new, rapidly evolving and highly competitive, and we cannot be certain that a viable market for our products will ever develop or be sustained. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products, product enhancements and related services in a timely and cost effective manner. We expect to continue to commit significant resources to market and further develop our E-Business Automation System and related services and to enhance the brand awareness of our software and services.

IF JAVA TECHNOLOGY DOES NOT CONTINUE TO BE WIDELY ADOPTED FOR E-BUSINESS APPLICATION DEVELOPMENT, OUR BUSINESS WILL SUFFER.

     Our products are based on Java technology, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems. Java is a relatively new language and was developed primarily for the Internet and corporate intranet applications. It is still too early to determine whether Java will achieve greater acceptance as a programming language and platform for enterprise applications. Alternatives to Java include Microsoft's C+ language and .net computing platform. Should Java not continue to be widely adopted, or is adopted more slowly than anticipated, our business will suffer. Alternatively, if Sun Microsystem makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired. In the future, our customers also may require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

WE DEPEND ON INCREASED BUSINESS FROM OUR CURRENT AND NEW CUSTOMERS AND IF WE FAIL TO GENERATE REPEAT AND EXPANDED BUSINESS OR GROW OUR CUSTOMER BASE, OUR PRODUCT AND SERVICES REVENUE WILL LIKELY DECLINE.

     In order to be successful, we need to broaden our business by selling product licenses and services to current and new customers. Many of our customers initially make a limited purchase of our products and services for pilot programs. These customers may not choose to purchase additional licenses to expand their use of our products. These and other potential customers also may not yet have developed or deployed initial software applications based on our products. If these customers do not successfully develop and deploy these initial software applications, they may choose not to purchase deployment licenses or additional development licenses. In addition, as we introduce new versions of our products or new products, our current customers may not require the functionality of our new products and may not license these products.

     If we fail to add new customers who license our products, our services revenue will also likely decline. Our service revenue is derived from fees for professional services and customer support related to our products. The total amount of services and support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a downturn in our software license revenue such as is likely at least for some period during 2001 or a decline in the percentage of customers who renew their annual support agreements, our services revenue could become flat or decline.

OUR FAILURE TO MAINTAIN ONGOING SALES THROUGH DISTRIBUTION CHANNELS WILL RESULT IN LOWER REVENUES.

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as packaged application software vendors (ISVs), systems integrators and independent consultants, application service providers (ASPs) and distributors. Our ability to achieve revenue growth in the future will depend in part on our success in making our direct sales force more efficient and in further establishing and expanding relationships with distributors, ASPs, ISVs, OEMs and systems integrators. We intend to seek distribution arrangements with additional ISVs to embed our Versata Logic Server and Versata Interaction Server in their products. It is possible that we will not be able to increase the efficiency of our direct sales force or other distribution channels, or secure license agreements with additional ISVs on commercially reasonable terms. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

     We rely on informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sales process. We will need to expand our relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, that we will not be able to maintain an effective, long term relationship with these third parties, and that these third parties will not successfully meet the needs of our customers.

FAILURE TO EXPAND OR GROW THE SERVICE OFFERINGS THAT COMPLEMENT OUR E-BUSINESS AUTOMATION SYSTEM COULD PUT AT RISK A SUBSTANTIAL COMPONENT OF OUR REVENUE.

     We believe that growth in our product license revenue depends on our ability to provide our customers with comprehensive services and to educate third-party resellers, instructors and consultants on how to provide similar services. These services include customer support, training, mentoring, staff augmentation and project management services. If we fail to attract, train and retain the skilled persons who deliver these services, our business and operating results could be jeopardized. However, competition for qualified service personnel is intense, and we may not be able to attract, train, retain, or employ through acquisition, the number of highly qualified service personnel that our business needs.

     Our objective is to increase our service revenue in dollar amount as we continue to provide mentoring, training and customer support services that complement our products and as our installed base of customers grows. However, our services revenue is substantially related to our license revenue. Should our license revenue decline or should there be a decline in the price of or demand for our service offerings, a substantial component of our revenue could be at risk. The economic slowdown of the first quarter of 2001 has had a negative impact on our service revenues and may continue to do so.

FAILURE TO ATTRACT, TRAIN AND RETAIN KEY PERSONNEL, OR THE INABILITY OF OUR SENIOR MANAGEMENT TEAM TO WORK TOGETHER EFFECTIVELY, COULD HARM OUR BUSINESS.

     Our success depends largely on the skills, experience and performance of the members of our senior management team and other key personnel including our Interim Chief Executive Officer and Executive Vice President of Worldwide Field Operations, our Chief Operating Officer and Chief Financial Officer, our Vice President of Human Resources who have joined us recently. As a result, our senior management team has had a limited time to work together. If they are unable to work together effectively and manage our organization as a public company, our business will suffer. Furthermore, if we lose officers or other key employees, our business and operating results could be seriously harmed. We do not maintain key person insurance on any of our employees. In addition, our future success will depend largely on our ability to continue to attract, train and retain highly skilled personnel. We face intense competition for qualified personnel including sales, engineering, service and support. Furthermore, the cash compensation necessary to attract and retain these skilled employees is likely to increase as current and prospective employees may perceive that the stock option component of our compensation package is not as valuable as it was in the past. If we are unable to hire and retain additional qualified employees, our business could suffer, particularly our ability to develop new products and enhance our existing products.

OUR LIMITED EXPERIENCE IN MANAGING A LARGE SALES FORCE MAY IMPAIR OUR ABILITY TO EXPAND SALES AND GENERATE INCREASED REVENUE.

     Until recently, we did not have a large direct sales force. Over the past year, we have rapidly expanded our direct sales force and then reduced it in the first quarter of 2001. We have experienced difficulty in integrating the new members of our sales team into our operations. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. Newly hired employees require extensive training and generally take at least nine months to achieve full productivity. We have limited experience in managing a large, expanding, geographically dispersed sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers. We may have difficulty in hiring enough qualified individuals in the future or be certain that newly hired employees will achieve necessary levels of productivity.

OUR BUSINESS IS SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS.

     We conduct business internationally. Accordingly, a portion of our revenues is derived from international sales and is therefore subject to the related risks including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles and volatilities of exchange rates in certain countries. There can be no assurances that we will be able to successfully address each of these challenges. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

     A portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar may adversely affect revenues and operating results.

IF WE INFRINGE THE PATENTS OR PROPRIETARY RIGHTS OF OTHERS OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED.

     We do not believe our products infringe the proprietary rights of third parties, but third parties may nevertheless assert infringement claims against us in the future. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm our business and reputation. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, whether resolved in our favor or not, could be time-consuming to defend, result in increased costs, divert management's attention and resources, cause product shipment delays or require us to enter into unfavorable royalty or licensing agreements.

WE MAY INCUR SUBSTANTIAL EXPENSES IF WE ARE SUED FOR PRODUCT LIABILITY.

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of customers' use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition. Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

SINCE THE LICENSING OF OUR AUTOMATION TECHNOLOGY IS A KEY COMPONENT OF SALES, OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUT INTELLECTUAL PROPERTY.

     Approximately 47.4% of our revenue in 2000 was derived from the sales of software product licenses. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of out technology. We currently have a U.S. patent relating to our automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. In addition, we have a U.S. patent pending relating to our business rules automation in database application development and maintenance. We cannot predict whether this patent application will result in an issued patent, or if a patent is issued, whether it will provide any meaningful protection. Moreover, these legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as the laws of the United States do. Our futures patents, if any, may be successfully challenged or may not provide us with any competitive advantages.

ITEM 2. PROPERTIES

     Our principal executive and administrative offices are located in approximately 98,692 square feet of office space in Oakland, California. Monthly lease payments on the Oakland facility are approximately $315,200. This lease expires in August 2008. We also maintain leased offices in Hamburg, London, Paris, New Jersey, Boston, Chicago and Dallas. We have additional offices in Atlanta, Connecticut, Virginia and New York. We believe that our existing facilities are adequate to meet our current and projected needs, or that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     Securities Class Action

     On April 11, 2001, a putative securities class action complaint was filed against us, and certain of our current and former officers and directors in the United States District Court for the Northern District of California. The complaint, filed by an individual, on behalf of all shareholders who purchased our stock between April 24, 2000 and April 23, 2001, alleges violations of the federal securities laws. The complaint seeks an unspecified amount of damages on behalf of persons who purchased our stock during the proposed class period.

     We intend to defend the action vigorously. There can be no assurance that there will not be additional lawsuits filed and that the pending action will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Price Range of Common Stock

     Our common stock is listed on the Nasdaq National Market under the symbol "VATA." Public trading of our common stock commenced on March 3, 2001. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq National Market:

                                                     HIGH       LOW
                                                    -------    ------
Year Ended December 31, 2000:
  First Quarter (from March 3, 2000)..............  $100.94    $52.13
  Second Quarter..................................    60.19     12.00
  Third Quarter...................................    47.50     19.13
  Fourth Quarter..................................    26.38      3.88

     We believe that a number of factors may cause the market price of our common stock to fluctuate. See "Item 1. Business -- Risk Factors." As of March 20, 2001 there were 557 holders of record of our common stock.

     We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operations of our business.

     (b) Use of Proceeds from Sales of Registered Securities

     On March 2, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-92451) relating to our initial public offering of our common stock. The 4,427,500 shares offered by us under the Registration Statement were sold at a price of $24.00 per share. The aggregate proceeds to the Company from the offering were $97,100,000 after deducting the underwriting discounts and commissions of $7,438,200 and expenses incurred in connection with the offering of approximately $1,721,800. The Company closed its initial public offering on March 8, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

     We have sold and issued the following unregistered securities during the period covered by this Annual Report:

          (1) In January, 2000, Versata issued an aggregate of 72,000 shares of common stock in exchange for certain assets and liabilities of McGilly Information Systems and Webink Computer.

          (2) In November, 2000 the Company issued 448,469 shares of common stock in exchange for all shares of Verve, Inc. and assumed 231,728 employee stock options granted by Verve, Inc. and exercisable into shares of Versata common stock over a term of four years from the date of grant.

          (3) All common stock issuable pursuant to then outstanding options and common stock available for grant under the 2000 Stock Incentive Plan, Employee Stock Purchase Plan, and International Employee Stock Purchase Plan was registered pursuant to a Form S-8 Registration Statement filed on May 9, 2000.

     Versata has invested the net proceeds from its initial public offering in interest bearing investment grade instruments. The net proceeds generated from the offering have been used primarily to fund the Company's working capital, capital expenditures and general corporate needs. In addition, the Company paid approximately $1,176,000 in connection with the acquisition of Verve, Inc.

ITEM 6. SELECTED FINANCIAL DATA AND SUPPLEMENTARY DATA

     You should read the following selected financial data in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data at December 31, 1999 and 2000 are derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended

December 31, 1996 and 1997, and the balance sheet data at December 31, 1996, 1997 and 1998 are derived from audited financial statements not included in this Annual Report on Form 10-K.

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2000        1999       1998        1997       1996
                                        --------    --------    -------    --------    -------
                                                            (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues..............................  $ 56,608    $ 12,582    $ 3,950    $  1,406    $ 1,124
                                        --------    --------    -------    --------    -------
Loss from operations..................   (72,903)    (21,496)    (7,883)    (10,012)    (9,203)
Net loss..............................   (67,901)    (21,800)    (8,134)     (9,844)    (9,013)
Net loss attributable to common
  stockholders........................   (67,901)    (32,600)    (8,134)     (9,844)    (9,013)
                                        --------    --------    -------    --------    -------
Basic and diluted net loss per
  share...............................  $  (2.06)   $  (9.18)   $ (3.99)   $  (5.72)   $ (6.05)
                                        ========    ========    =======    ========    =======

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                               2000       1999       1998      1997      1996
                                             --------    -------    ------    ------    ------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..................  $ 44,461    $20,655    $5,767    $2,388    $1,332
Working capital............................    63,147     16,215     3,878       835        54
Total assets...............................   119,839     33,660     8,468     4,235     3,374
Total long-term liabilities................       218        320       498     1,175       612
Stockholders' equity.......................    87,545     19,418     4,356       889       820

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We provide a comprehensive suite of software and services that enables our customers to rapidly deploy e-business software applications that can be modified quickly to meet constantly changing business requirements. From our incorporation in August 1991 through December 1994, we were a professional services company and generated revenue from technical consulting projects. In January 1995, we commenced development efforts on our initial software products, from which we generated revenue from late 1995 through early 1998. In September 1996, we began development of our first Web-based software product, which we began shipping commercially in September 1997. In September 1998, we introduced the first generation of what is now our suite of software products. To date, we have licensed our products and provided services to approximately 500 customers around the world.

     We derive our revenue from the sale of software product licenses and from related services. Our software is typically priced on a per server basis. Software license revenue also includes product maintenance, which provides the customer with unspecified software upgrades over a specified term, typically twelve months. Services revenue consists of fees from professional services and customer support. Professional services include consulting, training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Customers typically purchase these professional services from us to enlist our support by way of training and mentoring activities directed at optimizing the customer's use of our software product, generally when the sale is made through direct sales efforts. Professional services are sold generally on a time-and-materials basis, while customer support is priced based on the particular level of support chosen by the customer.

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition. Software license revenue is recognized when both parties sign a license agreement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred. Our customers usually purchase maintenance agreements for product updates, and revenue is recognized ratably over the term of the agreement, typically one year, as a component of software license revenue. We bill professional service fees generally on a time-and-materials basis and recognize revenue as the services are performed. Customer support revenue is recognized ratably over the term of the agreement, typically one year. Services are not generally essential to the functionality of the software. In instances where the services are deemed essential to the software, both the software license and consulting fees are recognized using the percentage-of-completion method of contract accounting. Fees from arrangements that provide for extended payment terms are recognized as revenue when payments become due. The portion of fees related to either products delivered or services rendered which are not due under our standard payment terms is reflected in deferred revenue and in unbilled receivable until payments become due. Deferred revenue balances also include amounts billed in advance of services rendered.

     As of December 31, 2000, we had deferred revenue of $8.7 million, an increase of $4.3 million from $4.4 million in 1999. The increase is principally attributable to new contracts signed during the year ended December 31, 2000.

     We market our products and services through our direct sales force, international distributors, consulting and system integration partners, companies that sell pre-packaged software applications, companies that custom develop and integrate software applications and companies that sell software applications over the Internet on a subscription services basis, often referred to as application service providers.

     While revenues from international sales have increased in the three years ending December 31, 2000, our revenues to date have been derived predominantly from customers in the United States. Net revenues from international sales represented 22%, 14%, and 9% of our total revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

     Our cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Our cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of services revenue as a percentage of services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $121.3 million and $53.4 million as of December 31, 2000 and 1999, respectively.

     On January 9, 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 13%. This reduction primarily reflected a shift in the strategy of our services organization.

     In March 2001, Versata announced a restructuring effort to realign the company's expenses with a business plan geared to the changing economy. This restructuring was designed to align the workforce with customer needs and focus on core business products. The restructuring plan includes the discontinuation of further development of non-core business products, asset write-downs, facility consolidations, and a reduction in total staff, including domestic and international employees and contractors, including staff in our subsidiaries, of approximately 30%. We expect to expense $5.5-7.0 million for restructuring and other non-recurring expenses in the first quarter of 2001.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of Versata expressed as a percentage of total revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Revenue:
  Software license..........................................    47.4%     53.5%     48.7%
  Services..................................................    52.6      46.5      51.3
                                                              ------    ------    ------
          Total Revenue.....................................   100.0     100.0     100.0
Cost of revenue
  Software license..........................................     1.9       4.0       5.9
  Services..................................................    53.9      48.6      56.9
                                                              ------    ------    ------
          Total cost of revenue.............................    55.8      52.6      62.8
                                                              ------    ------    ------
Gross profit................................................    44.2      47.4      37.2
                                                              ------    ------    ------
Operating expense:
  Sales and marketing.......................................    82.5     124.1     113.8
  Product development.......................................    17.2      37.9      82.9
  General and administrative................................    22.4      24.8      34.9
  Stock-based compensation..................................    45.1      31.4       5.1
  Amortization of intangibles...............................     2.4       0.0       0.0
  Impairment of investment..................................     1.8       0.0       0.0
  Nonrecurring expenses.....................................     1.6       0.0       0.0
                                                              ------    ------    ------
          Total operating expense...........................   173.0     218.2     236.7
                                                              ------    ------    ------
Loss from operations........................................  (128.8)   (170.8)   (199.5)
Other income (expense), net.................................     8.9      (2.5)     (6.4)
                                                              ------    ------    ------
Net loss....................................................  (119.9)%  (173.3)%  (205.9)%
                                                              ======    ======    ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Revenue

     Total Revenue. Total revenue consists of software license revenue and services revenue. Total revenue increased by $44.0 million, or 349.9%, from $12.6 million for the year ended December 31, 1999 to $56.6 million in 2000. This increase was principally attributable to the continued growth in new customers, repeat business from existing customers and rapid growth in international markets. As a percentage of total revenue, software license revenue was 47.4% and 53.5% in 2000 and 1999, respectively, while services revenue was 52.6% and 46.5%, respectively.

     Software License Revenue. Software license revenue increased by $20.1 million, or 298.5%, from $6.7 in 1999 to $26.8 million in 2000. This increase was primarily attributable to growth in both the number of licenses sold as well as higher average sales prices realized for software licenses. Software license revenue also benefited from the expansion of our distribution channels through the addition of several consulting and system integration partners. Software license revenue in the fourth quarter declined from the third quarter. As a result of the rapid growth of our international operations, software license revenue from international sales increased by $5.4 million or 335% from $1.6 million in 1999 to $7.0 million in 2000.

     Services Revenue. Services revenue increased by $23.9 million, or 409.0%, from $5.8 million in 1999 to $29.8 million for the year ended December 31, 2000. This increase was attributable to growth in the number of customers and support contracts and is also due to the expansion of our professional services organization as a result of our hiring additional consultants and acquiring two consulting firms in early 2000. Service revenue declined significantly in fourth quarter 2000 from third quarter 2000. Services revenue from international sales increased by $5.1 million or approximately 2,380% from $215,000 in 1999 to $5.3 million in 2000.

  Cost of Revenue

     Total cost of revenue. Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue increased by $25.0 million, or 377.4%, from $6.6 million in 1999 to $31.6 million in 2000. This increase was attributable to a larger volume of sales in the current year as compared to the same period last year.

     Cost of Software License Revenue. Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue increased by $589,000 or 118.0%, from $499,000 in 1999 to $1.1 million in 2000. These increases were attributable to a larger volume of sales from the same period last year.

     Cost of Services Revenue. Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of services revenue excludes stock based compensation of $7.4 million in 2000 and $515,000 in 1999 related to option grants to employees and consultants engaged in services activities. Cost of service revenue increased by $24.4 million, or 398.5%, from $6.1 million in 1999 to $30.5 million in 2000. This increase was principally due to an increase in the number of our consulting, training and customer support personnel and due to the expansion of our consulting services organization through additions of two consulting and training services organizations during the first quarter of 2000.

  Gross Profit

     Gross profit. Gross profit increased $19.0 million, or 319.4%, from $6.0 million in 1999 to $25.0 million in 2000. As a percentage of total revenue, gross margin decreased slightly by 3.2% from 47.4% in 1999 to 44.2% in 2000. The decrease in gross profit results primarily from greater fixed costs in the cost of services such as customer support personnel and certain costs to fulfill obligations related to a small number of fixed price engagements.

  Operating Expenses

     Operating expenses. Operating expenses increased by $70.5 million, or 256.6%, from $27.5 million in 1999 to $97.9 million in 2000. The majority of this increase was due to increased investments in our sales and marketing operations and an increase in the amortization of unearned non-cash stock-based compensation. The balance of the increases were due to increased investments in product development and general and administrative infrastructure. As a percentage of revenue, operating expense decreased from 218.2% in 1999 to 173.0% in 2000, as we continue to spread our operating expenses across a significantly larger revenue base. Excluding the non-cash charges relating to stock-based compensation, impairment of investment, and nonrecurring expenses, operating expense in 2000 was $70.5 million, a 199.8% increase over $23.5 million in 1999.

     Sales and Marketing. Sales and marketing expenses consist of salaries, commissions, and sales offices, travel and entertainment expense and marketing programs. Sales and marketing expenses exclude stock based compensation of $13.2 million in 2000 and $2.4 million in 1999 related to option grants to employees engaged in sales and marketing activities. Sales and marketing expenses increased by $31.1 million, or 199.3%, from $15.6 million in 1999 to $46.7 million in 2000. This increase was attributable to growth in the number of sales employees in North America, an increase in commissions and travel expense resulting from an increase in revenue, and expansion of our international sales operations during 2000. As a percentage of total revenue, sales and marketing expense decreased from 124.1% in 1999 to 82.5% in 2000, due to higher overall sales productivity and a significantly larger revenue base in the year 2000.

     Product Development. Product development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense excludes stock based compensation of $3.1 million in 2000 and $815,000 in 1999 related to option grants to employees engaged in product development activities. Product development expense increased by $4.9 million, or 104%, from $4.8 million in 1999 to $9.7 million in 2000. This increase was primarily attributable to an increase in the number of personnel in Versata's product development and engineering organization. As a percentage of total revenue, product development expense decreased from 37.9% in 1999 to 17.2% in 2000, as product development expense was spread across a significantly larger revenue base in the year 2000. To date, all software development costs have been expensed in the period incurred.

     General and Administrative. General and administrative expenses consist of salaries for executive, finance and administrative personnel, information systems costs and allowance for doubtful accounts. General and administrative expenses exclude stock based compensation of $1.8 million in 2000 and $274,000 in 1999 related to option grants to employees engaged in general and administrative activities. General and administrative expenses increased by $9.6 million, or 305.6%, from $3.1 million in 1999 to $12.7 million in 2000. This increase was primarily attributable to a growing number of employees, as well as an increase in the provision for bad debt allowance as our revenue and accounts receivable grew. As a percentage of total revenue, general and administrative expense decreased from 24.8% in 1999 to 22.4% in 2000, as we continue to spread our costs across a significantly larger revenue base in the 2000 period. We believe general and administrative expenses will increase in future periods, but as a smaller percentage relative to the growth of our business.

     Stock-Based Compensation. Stock-based compensation expenses include the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expenses are amortized on an accelerated basis over the vesting period of the related options, generally 50 months. We incurred a non-cash charge of $25.5 million for year ended December 31, 2000 as compared to $4.0 in 1999. The increase relates to the issuance of stock options with exercise prices below fair market value on the date of grant throughout 1999 and the first quarter of 2000. As of December 31, 2000, additional unvested outstanding options were scheduled to vest over the next 41 months, which would have resulted in additional compensation expenses of approximately $13.8 million in the aggregate in periods subsequent to December 31, 2000. These expenses will be reduced to the extent that grants are no longer exercisable which relate to previously expensed employee stock-based compensation, typically in connection with the employee's termination, a number of such terminations have incurred in first quarter 2001.

     Amortization of Intangibles. We incurred non-cash charges of $1.3 million for the year ended December 31, 2000 for the amortization of intangibles related to the acquisitions of Pragma 6 in the fourth quarter of 1999, the acquisitions of McGilly and Webink in the first quarter of 2000 and the acquisition of Verve, Inc. in the fourth quarter of 2000. There were no such charges in the comparable periods in 1999. Intangible assets of approximately $12.2 million will continue to be charged to operations ratably over the period of benefit, which is three years.

     Impairment of Investment. Impairment of investment consists of an impairment charge for an investment in the preferred stock of a privately held corporation of $1 million. There were no such charges in the 1999 and 1998 comparable periods.

  Nonrecurring Expenses

     Nonrecurring expenses primarily consist of expenses relating to office relocation costs. We had nonrecurring expenses of $0.9 million in 2000. There were no such charges in the 1999 and 1998 comparable periods.

     Interest income (expense), net. Interest income (expense), net is primarily comprised of interest income from our cash and investments, offset by interest paid on our equipment loan and capital lease obligations. We had net expense of $304,000 in 1999 compared to net interest income of $5.1 million for year ended December 31, 2000. This increase was principally due to interest income earned from higher cash balances resulting from our initial public offering in the first quarter of 2000.

  Provision for Income Taxes

     We have incurred operating losses for all periods from inception through December 31, 2000. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

  Revenue

     Total revenue. Total revenue consists of software license revenue and services revenue. Total revenue increased by $8.6 million, or 218.5%, from $4.0 million in 1998 to $12.6 million in 1999. This increase was primarily attributable to an increase in our customer base and in the average sales prices of the software we sold, which was largely the result of the release of an upgrade of our software product in September 1998. As a percentage of total revenue, software license revenue was 53.5% and 48.7% in 1999 and 1998, respectively, while services revenue was 46.5% and 51.3%, respectively.

     Software License Revenue. Software license revenue increased by $4.8 million, or 249.7%, from $1.9 million in 1998 to $6.7 million in 1999. This increase was primarily attributable to growth in both the number of licenses sold as well as higher average sales prices realized for software licenses. Software license revenue also benefited from the expansion of our distribution channels, through the addition of consulting partners, systems integrators and value added resellers. As a result of an increase in the number of international distributors selling our product, revenue from international sales increased by $1.3 million, or 428.1%, from $295,000 in 1998 to $1.6 million in 1999. As a percentage of software license revenue, international sales increased from 15.3% in 1998 to 23.2% in 1999.

     Services Revenue. Services revenue increased by $3.8 million, or 188.9%, from $2.0 million in 1998 to $5.8 million in 1999. This increase was attributable to growth in the number of our customers and support contracts from direct sales efforts. Services revenue from international customers increased by $154,000, or 252.5%, from $61,000 in 1998 to $215,000 in 1999.

  Cost of Revenue

     Total cost of revenue. Total cost of revenue consists of cost of software license revenue and cost of services revenue. Total cost of revenue increased by $4.1 million, or 166.7%, from $2.5 million in 1998 to $6.6 million in 1999. This increase was attributable to a larger volume of sales in the current year as compared to the same period last year.

     Cost of Software License Revenue. Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue increased by $265,000, or 113.2%, from $234,000 in 1998 to $499,000 in 1999. This increase was attributable to a larger volume of sales orders in 1999. Gross profit on software license revenue increased by $4.5 million, or 268.6%, from $1.7 million in 1998 to $6.2 million in 1999. Gross profit as a percentage of software license revenue increased from 87.8% in 1998 to 92.6% in 1999. This increase reflected our lower third-party royalty fees associated with the new version of our software released in September 1998.

     Cost of Services Revenue. Cost of services revenue consists of salaries of professional services personnel and payments to third-party consultants incurred in providing customer support, training, and consulting services. Cost of services revenue excludes stock based compensation of $515,000 in 1999 and $64,000 in 1998 related to option grants to employees and consultants engaged in services activities. Cost of services revenue increased by $3.9 million, or 172.2%, from $2.2 million in 1998 to $6.1 million in 1999. This increase was principally due to an increase in the number of our consulting, training and customer support personnel from 15 at December 31, 1998 to 57 at December 31, 1999, reflecting the increase in consulting services that we provided in 1999.

  Gross Profit

     Gross profit. Gross profit increased $4.5 million, or 306.1%, from $1.5 million in 1998 to $6.0 million in 1999. As a percentage of total revenue, gross margin increased from 37.2% to 47.4% in 1998 and 1999, respectively. This increase reflects the efficiencies gained in connection with and increase revenue base and higher average rates charged for the services.

  Operating Expenses

     Operating expenses. Operating expenses increased by $18.1 million, or 193.6%, from $9.4 million in 1998 to $27.5 million in 1999. These increases was principally due to increased investment in our sales and marketing operations and amortization of unearned stock-based compensation. As a percentage of revenue, operating expenses decreased from 236.7% in 1998 to 218.2% in 1999, as we spread our operating expenses across a significantly larger revenue base in 1999.

     Sales and Marketing. Sales and marketing expenses consist of salaries, commissions, sales offices, travel and entertainment expense and marketing programs. Sales and marketing expenses exclude stock based compensation of $74,000 in 1998 and $2.4 million in 1999 related to option grants to employees engaged in sales and marketing activities. Sales and marketing expenses increased by $11.1 million, or 247.3%, from $4.5 million in 1998 to $15.6 million in 1999. Of this increase, $6.5 million was due to increases in payroll and related costs, travel costs and costs related to the growth in the number of sales and marketing personnel, $1.3 million was due to increased marketing programs to increase market awareness of our products, and $1.2 million was due to increased commissions as a result of higher sales volumes. As a percentage of total revenue, sales and marketing expense increased from 113.8% in 1998 to 124.1% in 1999.

     Product Development. Product development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense excludes stock based compensation of $49,000 in 1998 and $815,000 in 1999 related to option grants to employees engaged in product development activities. Product development expense increased by $1.5 million, or 45.6%, from $3.3 million in 1998 to $4.8 million in 1999. This increase was primarily attributable to increases in the number of personnel to support product development and engineering activities, from 20 at December 31, 1998 to 32 at December 31, 1999. As a percentage of total revenue, product development expense decreased from 82.9% in 1998 to 37.9% in 1999, as product development expense was spread across a significantly larger revenue base in the 1999 period.

     General and Administrative. General and administrative expenses consist of salaries for executive, administrative and finance personnel, information systems costs, professional service fees and allowance for doubtful accounts. General and administrative expenses exclude stock based compensation of $15,000 in 1998 and $274,000 in 1999 related to option grants to employees engaged in general and administrative activities. General and administrative expenses increased by $1.7 million, or 126.6%, from $1.4 million in 1998 to $3.1 million in 1999. This increase was primarily attributable to the increases in legal and accounting fees and in our allowance for doubtful accounts, which we increased to $886,000 as of December 31, 1999. This increase occurred in response to the broadening of our customer base and related increase in our accounts receivable balance. As a percentage of total revenue, general and administrative expense decreased from 34.9% in 1998 to 24.8% in 1999, as our costs were spread across a significantly larger revenue base in 1999.

     Stock-Based Compensation. Stock-based compensation expenses include the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expenses are amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Total stock-based compensation expenses for 1999 was $4.0 million compared to $202,000 in 1998. These increases relates to additional issuance of stock options with exercise prices below fair market value on the date of grant in 1999.

  Interest Income (Expense), Net

     Interest income (expense), net. Interest income (expense), net decreased slightly from $(365,000) in 1998 to $(304,000) in 1999. During 1999 we paid slightly higher interest expense on debt which was partially offset by an increase in interest income over prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of December 31, 2000, we had $74.4 million in cash and cash equivalents and short-term investments and $64.2 million in working capital. Net cash used in operating activities was $34.5 million, $14.5 million and $7.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. Net cash flows used in operating activities in each period reflect increasing net losses, offset by non-cash expenses including stock-based compensation, depreciation and amortization. The use of operating cash was also impacted to a lesser extent by changes in working capital.

     Net cash used in investing activities was $44.5 million, $2.1 million, and $.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. Cash used in investing activities during the year ended December 31, 2000 primarily reflects purchases of short-term investments of $29.9 million, purchases of $12.5 million of property and equipment, and $2.0 million used in connection with acquisitions. Cash used in investing activities during the years ended December 31, 1999 and 1998 primarily reflect purchases of property and equipment. Our capital expenditures consisted of purchases of operating resources to manage our operations including computer hardware and software, office furniture and equipment and leasehold improvements. Office furniture and leasehold improvements increased in the year ended December 31, 2000 in connection with the relocation of office headquarters near the end of the fiscal year. We have incurred additional purchases of office furniture and leasehold improvements in the first quarter of 2001.

     Net cash provided by financing activities was $102.6 million, $31.5 million, and $10.7 million for the years ended December 31, 2000, 1999, and 1998, respectively. Cash provided by financing activities includes net proceeds from the issuance of preferred and common stock including that from the Company's initial public offering in March of 2000.

     We believe that the net proceeds from the sale of common stock generated by our initial public offering, together with funds generated from operations, will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in 2002 or in the future. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Versata is exposed to a variety of risks including changes in interest rates affecting the return on its investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business Versata establishes policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

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

     As of December 31, 2000, the carrying value approximated fair value. The table below presents the carrying value and related weighted average interest rates for our investments in marketable securities as of December 31, 2000 (dollars in thousands).

                                                                           WEIGHTED AVERAGE
                                                         CARRYING VALUE   INTEREST RATE (%)
                                                         --------------   ------------------
CASH & CASH EQUIVALENTS:
  Cash.................................................   $    16,682            3.38
  Commercial Paper.....................................        19,102            6.57
  Auction Floater......................................         8,677            6.92
                                                          -----------
                                                          $    44,461            5.44
                                                          ===========

SHORT-TERM INVESTMENTS:
  Corporate Debt Securities............................   $    25,871            6.89
  Debt Securities issued by the U.S. government........         4,055            6.42
                                                          -----------
                                                          $    29,926            6.83
                                                          ===========

     Foreign currency risks. As of December 31, 2000, Versata had operating subsidiaries located in the United Kingdom, Germany, France, Belgium, Hong Kong, Canada and Australia. Within Europe, Versata invoices customers primarily in local currency. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We maintain only nominal foreign currency cash balances. We do not currently enter into foreign currency hedge transactions. Through December 31, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

     We do not currently use derivative financial instruments. We generally place our cash and cash equivalents in high quality money-market securities such as 30-day certificate of deposits. We do not expect any material loss from these investments and therefore believe that our potential interest rate exposure is not material. We do not currently enter into foreign currency hedge transactions. Through December 31, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and that the corresponding derivative gains or losses be reported either in the statement of income or as a deferred item depending on the type of hedge relationship that exists with respect to these derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133, which amended the accounting and reporting standards for certain derivative instruments and hedging activities. Accordingly, we will adopt SFAS No. 133 in the quarter ending March 31, 2001. We have determined that the adoption of this pronouncement will not have a material impact on our financial condition or results of operations, or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 were effective for the year ended December 31, 2000 and did not have a significant impact on our financial position or results of operations, or cash flows.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 did not have a material effect on our financial position or results of operations, or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements are located on the pages below.

                                                                  PAGE
                                                                  ----
    Report of PricewaterhouseCoopers, LLP, Independent
      Accountants...............................................  F-2
    Consolidated Balance Sheets as of December 31, 1999 and
      2000......................................................  F-3
    Consolidated Statements of Operations and Comprehensive Loss
      for the years ended December 31, 1998, 1999 and 2000......  F-4
    Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000....................  F-5
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1999 and 2000..........................  F-6
    Notes to Consolidated Financial Statements..................  F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Form 10-K because the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10K, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          1. Financial Statements.

        The consolidated financial statements contained herein are as listed on the "Index" on page

          2. Financial Statement Schedule.

        Reference is made to Schedule II following the signature pages hereto.

          3. Exhibits. Reference is made to Item 14(c) of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

          Versata filed the following reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K:

     On December 1, 2000, the Company filed a Current Report on Form 8-K to report under Item 2 (Acquisition or Disposition of Assets) the consummation of an Agreement and Plan of Reorganization for the acquisition of Verve, Inc. The financial statements required to be filed with the report were filed on January 30, 2001 on Amendment No. 1 to Current Report on Form 8-K/A.

     (c) Exhibits

     Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index.

     Exhibit Index

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
---------                     -----------------------
 2.1(1)     Agreement and Plan of Reorganization by and among Versata,
            Inc., VATA Acquisition Corp., Verve, Inc. and Certain
            Shareholders of Verve, Inc., dated October 18, 2000.
 3.1(2)     Amended and Restated Certificate of Incorporation of
            Versata.
 3.2(2)     Amended and Restated Bylaws of Versata.
 4.1(2)     Form of Specimen Common Stock Certificate.
10.1(2)*    2000 Stock Incentive Plan of Versata.
10.2(2)*    Employee Stock Purchase Plan of Versata.
10.3(2)     Fourth Amended and Restated Investors' Rights Agreement,
            among Versata and some of its stockholders, dated November
            30, 1999.
10.4(2)     Form of Indemnification Agreement to be entered into between
            Versata and each of its directors and executive officers.
10.5(2)     Office Lease dated June 17, 1997, between Versata and
            Webster Street Partners, Ltd., for 2101 Webster.
10.6(2)     Agreement of Sublease dated October 18, 1999, between
            Versata and ICF Kaiser International, Inc.
10.7(2)     Loan and Security Agreement, dated January 23, 1997, between
            Versata and Venture Banking Group, a division of Cupertino
            National Bank, as amended September 22, 1998.
10.8(2)     Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix Leasing Incorporated, as amended on October 1, 1999.
10.9(2)+    Joint Product and Marketing Agreement, dated September 27,
            1999, between Versata and IBM.
10.10(3)    Lease agreement, dated as of April 10, 2000, by and between
            Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.
10.11(4)    Software Remarketing Agreement, effective September 27,
            2000, between Versata and International Business Machines
            Corporation.
21.1        Subsidiaries of Versata.
23.1        Consent of PricewaterhouseCoopers LLP, Independent
            Accountants.

---------------
 + Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

 *  Management contract or compensatory plan or arrangement.

(1) Incorporated by reference from the Company's Form 8-A dated December 1,
    2000.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-92451).

(3) Incorporated by reference from the Company's Form 10-Q dated August 14,
    2000.

(4) Incorporated by reference from the Company's Form 10-Q dated September 24, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2001.

                                          VERSATA

                                          By:      /s/ DOUGLAS ROBERTS
                                            ------------------------------------
                                            Interim Chief Executive Officer and
                                                Executive Vice President of
                                                World Wide Field Operations

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas Roberts and Jim Doehrman, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                      DATE
                        ----                                       -----                      ----
                 /s/ DOUGLAS ROBERTS                              Interim                April 16, 2001
-----------------------------------------------------   Chief Executive Officer and
                   Douglas Roberts                      Executive Vice President of
                                                        World Wide Field Operations

                  /s/ JIM DOEHRMAN                        Chief Financial Officer,       April 16, 2001
-----------------------------------------------------     Chief Operating Officer,
                    Jim Doehrman                               Secretary and
                                                          Executive Vice President

                /s/ GARY MORGANTHALER                      Chairman of the Board         April 16, 2001
-----------------------------------------------------
                  Gary Morganthaler

                  /s/ NAREN BAKSHI                                Director               April 16, 2001
-----------------------------------------------------
                    Naren Bakshi

                  /s/ ROBERT DAVOLI                               Director               April 16, 2001
-----------------------------------------------------
                    Robert Davoli

               /s/ DONALD W. FEDDERSEN                            Director               April 16, 2001
-----------------------------------------------------
                 Donald W. Feddersen

                 /s/ JOHN W. LARSON                               Director               April 16, 2001
-----------------------------------------------------
                   John W. Larson

                 /s/ KANWAL S. REKHI                              Director               April 16, 2001
-----------------------------------------------------
                   Kanwal S. Rekhi

                   /s/ EUGENE WONG                                Director               April 16, 2001
-----------------------------------------------------
                     Eugene Wong

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of PricewaterhouseCoopers, LLP, Independent
  Accountants...............................................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations and Comprehensive
  Loss......................................................  F-4
Consolidated Statement of Stockholders' Equity..............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Versata, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Versata, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP
PricewaterhouseCoopers, LLP

San Jose, California
April 16, 2001

                                 VERSATA, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................   $  44,461        $ 20,655
  Short-term investments....................................      29,926              --
  Accounts receivable, net..................................      14,177           5,587
  Unbilled receivables......................................       3,584           1,584
  Prepaid expenses and other................................       3,075           2,311
                                                               ---------        --------
          Total current assets..............................      95,223          30,137
Property and equipment, net.................................      11,901           1,902
Note receivable from related parties........................         156             134
Intangibles, net............................................      12,205           1,389
Other assets................................................         354              98
                                                               ---------        --------
          Total assets......................................   $ 119,839        $ 33,660
                                                               =========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $   9,040        $  2,025
  Accrued liabilities.......................................      13,146           7,298
  Accrued stock-based compensation..........................       1,095              --
  Current portion of equipment line and capital lease.......         134             166
  Deferred revenue..........................................       8,661           4,433
                                                               ---------        --------
          Total current liabilities.........................      32,076          13,922
Equipment line and capital lease, less current portion......         218             320
                                                               ---------        --------
          Total liabilities.................................      32,294          14,242
                                                               ---------        --------
Commitments and contingencies (Note 16 and 17)
Stockholders' equity:
  Convertible preferred stock, $.001 par value; 30,580,000
     shares authorized, nil and 26,572,909 shares issued and
     outstanding as of December 31, 2000 and 1999,
     respectively...........................................          --              26
  Common stock, $0.001 par value; 150,000,000 shares
     authorized, 41,142,180 and 7,204,111 shares issued and
     outstanding as of December 31, 2000 and 1999,
     respectively...........................................          41               7
  Additional paid-in capital................................     226,352          89,905
  Notes receivable from stockholders........................      (3,868)         (2,413)
  Unearned stock-based compensation.........................     (13,870)        (14,732)
  Accumulated other comprehensive income....................         166              --
  Accumulated deficit.......................................    (121,276)        (53,375)
                                                               ---------        --------
          Total stockholders' equity........................      87,545          19,418
                                                               ---------        --------
          Total liabilities and stockholders' equity........   $ 119,839        $ 33,660
                                                               =========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 VERSATA, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
Revenue:
  Software license..........................................  $ 26,814    $  6,729    $ 1,924
  Services..................................................    29,794       5,853      2,026
                                                              --------    --------    -------
          Total revenue.....................................    56,608      12,582      3,950
Cost of revenue:
  Software license..........................................     1,088         499        234
  Services (excluding stock-based compensation of $7,437,
     $515 and $64 for the years ended December 31, 2000,
     1999 and 1998, respectively)...........................    30,514       6,121      2,248
                                                              --------    --------    -------
          Total cost of revenue.............................    31,602       6,620      2,482
                                                              --------    --------    -------
Gross profit................................................    25,006       5,962      1,468
                                                              --------    --------    -------
Operating expense:
  Sales and marketing (excluding stock-based compensation of
     $13,245, $2,351 and $74 for the years ended December
     31, 2000, 1999 and 1998, respectively).................    46,717      15,609      4,495
  Product development (excluding stock-based compensation of
     $3,064, $815 and $49 for the years ended December 31,
     2000, 1999 and 1998, respectively).....................     9,727       4,769      3,275
  General and administrative (excluding stock-based
     compensation of $1,766, $274 and $15 for the years
     ended December 31, 2000, 1999 and 1998,
     respectively)..........................................    12,675       3,125      1,379
  Stock-based compensation..................................    25,512       3,955        202
  Amortization of intangibles...............................     1,341          --         --
  Impairment of investment..................................     1,000          --         --
  Nonrecurring expenses.....................................       937          --         --
                                                              --------    --------    -------
          Total operating expense...........................    97,909      27,458      9,351
                                                              --------    --------    -------
Loss from operations........................................   (72,903)    (21,496)    (7,883)
Interest income.............................................     5,150         377        106
Interest expense............................................       (86)       (655)      (365)
Other non-operating, net....................................       (62)        (26)         8
                                                              --------    --------    -------
Net loss....................................................   (67,901)    (21,800)    (8,134)
                                                              --------    --------    -------
Deemed preferred stock dividend.............................        --     (10,800)        --
                                                              --------    --------    -------
Net loss attributable to common stockholders................  $(67,901)   $(32,600)   $(8,134)
                                                              ========    ========    =======
Other comprehensive income (loss):
  Change in unrealized gain (loss) on marketable
     securities.............................................        35          --         --
  Change in foreign currency translation adjustments........       131          --         --
                                                              --------    --------    -------
Comprehensive loss..........................................  $(67,735)   $(21,800)   $(8,134)
                                                              ========    ========    =======
Basic and diluted net loss per share........................  $  (2.06)   $  (9.18)   $ (3.99)
                                                              ========    ========    =======
Weighted-average common shares outstanding..................    32,891       3,552      2,038
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 VERSATA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         CONVERTIBLE                                              NOTES
                                       PREFERRED STOCK         COMMON STOCK       ADDITIONAL    RECEIVABLE      UNEARNED
                                     --------------------   -------------------    PAID-IN         FROM       STOCK-BASED
                                       SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION
                                     -----------   ------   ----------   ------   ----------   ------------   ------------
BALANCE AT DECEMBER 31, 1997.......   12,087,508    $ 12     1,729,586    $ 1      $ 24,317      $    --        $     --
Series D convertible preferred
 stock issued for cash, net of
 issuance costs of $38.............    5,160,116       5            --     --         8,265           --              --
Series D convertible preferred
 stock issued upon conversion and
 cancellation of bridge loans and
 accrued interest..................    1,823,013       2            --     --         2,933           --              --
Warrants issued in connection with
 Series D convertible preferred
 stock financing...................           --      --            --     --           137           --              --
Common stock issued for cash upon
 exercise of stock options and
 warrants..........................           --      --       514,113     --           101          (44)             --
Unearned stock-based
 compensation......................           --      --            --     --         1,306           --          (1,306)
Amortization of unearned
 stock-based compensation..........           --      --            --     --            --           --             202
Net loss...........................           --      --            --     --            --           --              --
                                     -----------    ----    ----------    ---      --------      -------        --------
BALANCES AT DECEMBER 31, 1998......   19,070,637      19     2,243,699      1        37,059          (44)         (1,104)
Convertible preferred stock issued
 upon exercise of warrants.........      104,534      --            --     --           198           --              --
Series E convertible preferred
 stock issued for cash, net of
 issuance costs of $70.............    3,607,967       3            --     --        12,554           --              --
Series E convertible preferred
 stock issued upon conversion and
 cancellation of bridge loans and
 accrued interest..................      873,626       1            --     --         3,057           --              --
Warrants issued in connection with
 Series E convertible preferred
 stock financing...................           --      --            --     --           521           --              --
Common stock issued upon exercise
 of stock options..................           --      --     1,177,953      2           550           --              --
Common stock repurchased...........           --      --        (9,930)    --            --           --              --
Restricted common stock issued in
 exchange for notes receivable upon
 exercise of options...............           --      --     3,715,535      4         1,863       (1,867)             --
Payments on notes receivable from
 stockholders......................           --      --            --     --            --           54              --
Common stock issued upon exercise
 of warrants.......................           --      --        76,854     --            87           --              --
Series F convertible preferred
 stock issued for cash, net of
 issuance costs of $25.............    2,777,698       3            --     --        15,416           --              --
Issuance of Series F convertible
 preferred stock in exchange for
 notes receivable..................      100,000      --            --     --           556         (556)             --
Series F convertible preferred
 stock issued in connection with
 acquisition.......................       38,447      --            --     --           461           --              --
Allocation of discount on preferred
 stock.............................           --      --            --     --        10,800           --              --
Deemed preferred stock dividend....           --      --            --     --       (10,800)          --              --
Stock-based compensation expense...           --      --            --     --           815           --              --
Unearned stock-based
 compensation......................           --      --            --     --        16,768           --         (16,768)
Amortization of unearned
 stock-based compensation..........           --      --            --     --            --           --           3,140
Net loss...........................           --      --            --     --            --           --              --
                                     -----------    ----    ----------    ---      --------      -------        --------
BALANCE AT DECEMBER 31, 1999.......   26,572,909      26     7,204,111      7        89,905       (2,413)        (14,732)
Common stock issued in initial
 public offering, net of issuance
 costs of $2.2 million.............           --      --     4,427,500      4        96,651           --              --
Conversion of preferred stock on
 date of public offering...........  (26,950,287)    (26)   26,950,287     26            --           --              --
Common stock issued for notes
 receivable from stockholders......           --      --       589,000      1         1,812       (1,813)             --
Common stock issued upon exercise
 of stock options and warrants.....           --      --     1,624,001      2         2,499           --              --
Repurchase of stock from
 stockholder.......................           --      --      (188,080)    --           (37)          31              --
Issuance of common stock under
 employee stock purchase plan......           --      --        86,894     --         1,773           --              --
Issuance of common stock in
 connection with Verve
 acquisition.......................           --      --       448,467      1         4,502           --              --
Assumption of stock options in
 connection with Verve
 acquisition.......................           --      --            --     --         2,098           --              --
Loans provided to stockholders.....           --      --            --     --            --       (1,025)             --
Payments on notes receivable from
 stockholders......................           --      --            --     --            --        1,352              --
Series F convertible preferred
 stock issues in connection with
 acquisition.......................       72,000      --            --     --         1,087           --              --
Series F convertible preferred
 stock issues for cash.............      269,784      --            --     --         1,500           --              --
Convertible preferred stock issued
 upon exercise of warrants.........       35,594      --            --     --            90           --              --
Accumulated other comprehensive
 income............................           --      --            --     --            --           --              --
Unearned stock-based
 compensation......................           --      --            --     --        27,829           --         (27,829)
Amortization of unearned
 stock-based compensation..........           --      --            --     --        (3,357)          --          28,691
Net loss...........................           --      --            --     --            --           --              --
                                     -----------    ----    ----------    ---      --------      -------        --------
BALANCE AT DECEMBER 31, 2000.......           --    $ --    41,142,180    $41      $226,352      $(3,868)       $(13,870)
                                     ===========    ====    ==========    ===      ========      =======        ========

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE   ACCUMULATED
                                        INCOME         DEFICIT      TOTAL
                                     -------------   -----------   --------
BALANCE AT DECEMBER 31, 1997.......      $ --         $ (23,441)   $    889
Series D convertible preferred
 stock issued for cash, net of
 issuance costs of $38.............        --                --       8,270
Series D convertible preferred
 stock issued upon conversion and
 cancellation of bridge loans and
 accrued interest..................        --                --       2,935
Warrants issued in connection with
 Series D convertible preferred
 stock financing...................        --                --         137
Common stock issued for cash upon
 exercise of stock options and
 warrants..........................        --                --          57
Unearned stock-based
 compensation......................        --                --          --
Amortization of unearned
 stock-based compensation..........        --                --         202
Net loss...........................        --            (8,134)     (8,134)
                                         ----         ---------    --------
BALANCES AT DECEMBER 31, 1998......        --           (31,575)      4,356
Convertible preferred stock issued
 upon exercise of warrants.........        --                --         198
Series E convertible preferred
 stock issued for cash, net of
 issuance costs of $70.............        --                --      12,557
Series E convertible preferred
 stock issued upon conversion and
 cancellation of bridge loans and
 accrued interest..................        --                --       3,058
Warrants issued in connection with
 Series E convertible preferred
 stock financing...................        --                --         521
Common stock issued upon exercise
 of stock options..................        --                --         552
Common stock repurchased...........        --                --          --
Restricted common stock issued in
 exchange for notes receivable upon
 exercise of options...............        --                --          --
Payments on notes receivable from
 stockholders......................        --                --          54
Common stock issued upon exercise
 of warrants.......................        --                --          87
Series F convertible preferred
 stock issued for cash, net of
 issuance costs of $25.............        --                --      15,419
Issuance of Series F convertible
 preferred stock in exchange for
 notes receivable..................        --                --          --
Series F convertible preferred
 stock issued in connection with
 acquisition.......................        --                --         461
Allocation of discount on preferred
 stock.............................        --                --      10,800
Deemed preferred stock dividend....        --                --     (10,800)
Stock-based compensation expense...        --                --         815
Unearned stock-based
 compensation......................        --                --          --
Amortization of unearned
 stock-based compensation..........        --                --       3,140
Net loss...........................        --           (21,800)    (21,800)
                                         ----         ---------    --------
BALANCE AT DECEMBER 31, 1999.......        --           (53,375)     19,418
Common stock issued in initial
 public offering, net of issuance
 costs of $2.2 million.............        --                --      96,655
Conversion of preferred stock on
 date of public offering...........        --                --          --
Common stock issued for notes
 receivable from stockholders......        --                --          --
Common stock issued upon exercise
 of stock options and warrants.....        --                --       2,501
Repurchase of stock from
 stockholder.......................        --                --          (6)
Issuance of common stock under
 employee stock purchase plan......        --                --       1,773
Issuance of common stock in
 connection with Verve
 acquisition.......................        --                --       4,503
Assumption of stock options in
 connection with Verve
 acquisition.......................        --                --       2,098
Loans provided to stockholders.....        --                --      (1,025)
Payments on notes receivable from
 stockholders......................        --                --       1,352
Series F convertible preferred
 stock issues in connection with
 acquisition.......................        --                --       1,087
Series F convertible preferred
 stock issues for cash.............        --                --       1,500
Convertible preferred stock issued
 upon exercise of warrants.........        --                --          90
Accumulated other comprehensive
 income............................       166                --         166
Unearned stock-based
 compensation......................        --                --          --
Amortization of unearned
 stock-based compensation..........        --                --      25,334
Net loss...........................        --           (67,901)    (67,901)
                                         ----         ---------    --------
BALANCE AT DECEMBER 31, 2000.......      $166         $(121,276)   $ 87,545
                                         ====         =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 VERSATA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 2000        1999       1998
                                                               --------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(67,901)   $(21,800)   $(8,134)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation............................................      1,596         495        537
    Amortization............................................      1,341          --         --
    Provision for doubtful accounts.........................      2,844         586        223
    Warrants issued in connection with bridge loans recorded
     as interest expense....................................         --         521        137
    Stock-based compensation expense........................     25,512       3,955        202
    Change in operating assets and liabilities:
      Trade accounts receivable.............................    (10,946)     (4,662)    (1,198)
      Unbilled receivable...................................     (2,000)     (1,584)        --
      Prepaid expenses and other assets.....................       (660)     (2,005)       (68)
      Other assets..........................................       (256)        (68)        --
      Accounts payable and accrued liabilities..............     11,979       6,606        933
      Deferred revenues.....................................      4,001       3,523        654
      Other long-term liabilities...........................         --        (112)      (285)
                                                               --------    --------    -------
        Net cash used in operating activities...............    (34,490)    (14,545)    (6,999)
                                                               --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (29,890)         --         --
  Purchase of property and equipment........................    (12,495)     (1,469)      (299)
  Increase in notes receivable from related parties.........        (22)        (34)        --
  Net cash used in connection with acquisitions, net of cash
    acquired................................................     (2,048)       (586)        --
                                                               --------    --------    -------
        Net cash used in investing activities...............    (44,455)     (2,089)      (299)
                                                               --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations...........       (126)        (76)      (100)
  Principal payments on equipment line......................        (92)       (631)      (316)
  Proceeds from equipment line..............................         --         362         --
  Net proceeds from issuance of convertible preferred
    stock...................................................      1,500      27,976      8,270
  Net proceeds from issuance of common stock................     96,655         552         57
  Proceeds from issuance of common stock under employee
    stock purchase plan.....................................      1,773          --         --
  Proceeds from exercise of stock options and warrants......      2,560         285         --
  Repurchase of common stock from stockholder...............         (6)         --         --
  Payments from stockholders on notes receivable............      1,383          54         --
  Loans provided to stockholders............................     (1,025)         --         --
  Proceeds from bridge loans................................         --       3,000      2,816
                                                               --------    --------    -------
        Net cash provided by financing activities...........    102,621      31,522     10,727
                                                               --------    --------    -------
Effects of exchange rate changes on cash and cash
  equivalents...............................................        130          --         --
                                                               --------    --------    -------
        Increase in cash and cash equivalents...............     23,806      14,888      3,429
Cash and cash equivalents at beginning of year..............     20,655       5,767      2,338
                                                               --------    --------    -------
Cash and cash equivalents at end of year....................   $ 44,461    $ 20,655    $ 5,767
                                                               ========    ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year interest..........................   $     96    $     72    $   110
                                                               ========    ========    =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Common stock issued for notes receivable from
  stockholders..............................................   $  1,813    $  1,867    $    44
                                                               ========    ========    =======
Convertible preferred stock issued for notes receivable from
  stockholders..............................................   $     --    $    556    $    --
                                                               ========    ========    =======
Issuance of preferred stock upon conversion and cancellation
  of bridge loans and accrued interest......................   $     --    $  3,058    $ 2,935
                                                               ========    ========    =======
Issuance of convertible preferred stock in connection with
  acquisition...............................................   $  1,087    $    461    $    --
                                                               ========    ========    =======
Issuance of common stock in connection with acquisition.....   $  4,503    $     --    $    --
                                                               ========    ========    =======
Assumption of stock options in connection with
  acquisition...............................................   $  2,098    $     --    $    --
                                                               ========    ========    =======
Property and equipment acquired through capital leases......   $     30    $     49    $    --
                                                               ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 VERSATA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. OUR COMPANY

     Versata, Inc. was incorporated on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata, Inc. helps the world's leading companies achieve true business agility by enabling them to create business rules for their business policies and processes, which are used to automate the development of transaction-intensive, process-oriented applications.

     The consolidated financial statements include the accounts of Versata, Inc. and its subsidiaries, all of which are wholly owned and located in North America, Europe, Australia and Asia. All intercompany accounts and transactions have been eliminated in consolidation. Versata, Inc. and its subsidiaries are collectively referred to as the "Company" or "Versata."

 2. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Versata and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     The Company has an accumulated deficit of $121.3 million as of December 31, 2000 and has generated losses and negative cash flows from operations in each of the three years in the period then ended. The Company believes that the remaining net proceeds from the sale of common stock generated by the public offering, together with funds generated from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months. In the event such funds are insufficient, the Company may reduce operating expenditures by limiting marketing programs or reducing personnel costs. The Company may find it necessary to obtain additional equity or debt financing in the future. There is no assurance that additional financing will be available to the Company on terms that are acceptable, or at all.

 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include the allowance for doubtful accounts, valuation of deferred tax assets and, through the date of our initial public offering, the value of our Company's common stock. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our short-term investments consist of debt securities with maturities greater than three months at the date of purchase. We classify all short-term investments as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, our short-term investments are carried at fair value as of the balance sheet date. Unrealized gains and losses are reported net of taxes as a component of shareholders' equity. The cost of securities sold is based upon the specific identification method. At December 31, 2000, amortized cost approximated fair value and unrealized gross gains or losses were insignificant, and during the year ended December 31, 2000, realized gains were insignificant.

                                 VERSATA, INC.

     The portfolio of cash, cash equivalents and short-term investments consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
CASH AND CASH EQUIVALENTS:
  Cash...................................................  $16,682    $ 1,329
  Commercial paper.......................................   19,102         --
  Auction floater........................................    8,677         --
  Money market funds.....................................       --      6,826
  Certificates of deposit................................       --     12,500
                                                           -------    -------
                                                           $44,461    $20,655
                                                           =======    =======
SHORT-TERM INVESTMENTS:
  Corporate debt securities..............................  $25,871    $    --
  Debt securities issued by the U.S. government..........    4,055         --
                                                           -------    -------
                                                           $29,926    $    --
                                                           =======    =======

OTHER INVESTMENTS

     The equity method is used to account for investments in unconsolidated entities if we have the ability to exercise significant influence over financial and operating matters but do not have the ability to control such entities. The cost method is used to account for equity investments in unconsolidated entities where the Company does not have the ability to exercise significant influence over financial and operating matters. We periodically evaluate these investments for other than temporary impairment (see Note 17).

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The reported amounts of certain of our Company's financial instruments including cash and cash equivalents, receivables, and accounts payable approximate fair value due to their short maturities. The reported amounts of loans payable approximate fair value due to the market interest rates, which these debts bear.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject our Company to concentrations of credit risk consist primarily of temporary cash investments, certificates of deposit, money market accounts, and billed and unbilled accounts receivable. Our Company places its cash investments with three major financial institutions. At December 31, 2000 and 1999, our Company had deposits in excess of federally insured limits of $74,087,000 and $20,555,000, respectively.

     Our Company performs ongoing customer credit evaluations within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

                                 VERSATA, INC.

     The following table sets forth customers comprising 10% or more of our Company's total revenue for each of the periods presented:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                      CUSTOMER                        2000      1999      1998
                      --------                        ----      ----      ----
A...................................................   --        --        18%
B...................................................   --        --        13%
C...................................................   --        12%       --

     No single customer accounted for greater than 10% of our accounts receivable as of December 31, 2000. One customer accounted for 12% of our accounts receivable as of December 31, 1999, and two customers accounted for 31% of our accounts receivable as of December 31, 1998.

GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES

     Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of identifiable net tangible and intangible assets acquired. Goodwill and other acquisition-related intangibles are amortized on a straight-line basis over three years. Goodwill and other acquisition-related intangibles are reviewed for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount is compared to the undiscounted cash flows of the businesses acquired. Should the review indicate that these intangibles are not recoverable, their carrying amount would be reduced to their estimated fair value based on various valuation techniques, including the discounted value of estimated future cash flows and other fundamental analysis.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the life of the lease or the estimated useful life of the asset, whichever is shorter. Equipment under capital lease is amortized using the straight-line method over the lesser of the lease term or their estimated useful lives.

     Major additions and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the life of the assets are charged to expense. In the period assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

LONG-LIVED ASSETS

     Our Company accounts for long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires our Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, our Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. To date, no impairment loss has been recognized.

UNBILLED RECEIVABLES

     Fees from arrangements that provide for extended payment terms, and for which our Company does not have a sufficient history of collection, are recognized as revenue when payments become due. The portion of

                                 VERSATA, INC.

fees related to either products delivered or services rendered which are not due under our Company's standard payment terms are reflected in deferred revenue and in unbilled receivables until payments become due.

REVENUE RECOGNITION

     Our Company derives revenue from two sources as follows: (i) software license and maintenance revenue to end users, value added resellers (VARs), system integrators and application service providers; and (ii) service revenue which includes consulting, training services and customer support. Our Company records revenue from licensing of software products to end-users when a license agreement is signed by both parties, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred. Generally, our Company provides payment terms that range from thirty days to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed and determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements, our Company recognizes revenue for the delivered elements based upon the residual method. Undelivered elements consist primarily of post contract customer support ("PCS") and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. Our Company recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and the support contracts, respectively, which is generally twelve months. For revenue related to consulting services, our Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 were effective for the year ended December 31, 2000 and did not have a significant impact on our financial position or results of operations, or cash flows.

NET LOSS PER SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of unvested restricted common stock, incremental common or preferred shares issuable upon the exercise of stock options and warrants and, prior to our public offering, shares issuable upon conversion of the Series A, Series B, Series C, Series D, Series E and Series F convertible preferred stock.

                                 VERSATA, INC.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          2000           1999           1998
                                                       -----------    -----------    ----------
Numerator:
  Net loss...........................................  $   (67,901)   $   (21,800)   $   (8,134)
  Deemed preferred stock dividend....................           --        (10,800)           --
                                                       -----------    -----------    ----------
  Net loss attributable to common stockholders.......  $   (67,901)   $   (32,600)   $   (8,134)
                                                       ===========    ===========    ==========
Denominator:
  Weighted average shares outstanding................   34,881,281      4,736,621     2,038,393
  Weighted average unvested shares of common stock
     subject to Repurchase...........................   (1,990,122)    (1,184,212)           --
                                                       -----------    -----------    ----------
  Denominator for basic and diluted calculation......   32,891,159      3,552,409     2,038,393
                                                       ===========    ===========    ==========
Net loss per share attributable to common
  stockholders:
  Basic and diluted..................................  $     (2.06)   $     (9.18)   $    (3.99)
                                                       ===========    ===========    ==========

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods presented:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Weighted average effect of common stock equivalents:
  Unvested common stock subject to repurchase..........   1,990,122     1,184,212            --
  Options outstanding..................................   8,378,598     4,486,093     3,440,635
Shares resulting from the conversion of the:
  Series A convertible preferred stock.................     247,621     1,481,667     1,480,000
  Series B convertible preferred stock.................     735,782     4,402,628     4,402,628
  Series C convertible preferred stock.................   1,039,129     6,217,739     6,204,880
  Series D convertible preferred stock.................   1,167,043     6,983,129     1,577,981
  Series E convertible preferred stock.................     329,950     1,974,289            --
  Series F convertible preferred stock.................      74,324       312,043            --
Warrants to purchase convertible preferred stock.......      40,621       230,718        58,010
Warrants to purchase common stock......................     100,666       602,347       226,332
                                                         ----------    ----------    ----------
          Total common stock equivalents excluded from
            the computation of earnings per share as
            their effect was antidilutive..............  14,103,856    27,874,865    17,390,466
                                                         ==========    ==========    ==========

STOCK-BASED COMPENSATION

     Our Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation ("FIN") No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our Company's common stock and the exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are

                                 VERSATA, INC.

presented in Note 13. Our Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 did not have a material effect on our financial position or results of operations, or cash flows.

SOFTWARE DEVELOPMENT COSTS

     Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

INCOME TAXES

     Our Company has accounted for income taxes using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign operations where the functional currency is the local currency, are translated into U.S. dollars at the balance sheet date exchange rate. Revenues and expenses are translated at the average rate prevailing during the period. The related gains and losses from translation are recorded as a translation adjustment in a separate component of stockholders' equity, which were not significant for the years ended December 31, 2000, 1999 and 1998. Foreign currency transaction gains and losses have been immaterial to date.

SEGMENT INFORMATION

     Effective January 1, 1998, our Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Versata identifies its operating segments based on business activities, management responsibility and geographical location. For all periods presented, Versata operated in a single business segment, primarily in the United States. Through December 31, 1998, foreign

                                 VERSATA, INC.

operations have not been significant in either revenue or investment in long-lived assets. Revenue for geographic regions reported below are based upon the customers' locations. Following is a summary of the geographic information related to revenues (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Software license revenue:
  United States.............................................  $19,848    $ 5,129
  Europe....................................................    6,237      1,429
  Other international.......................................      729        171
                                                              -------    -------
                                                               26,814      6,729
Services revenue:
  United States.............................................  $24,461    $ 5,638
  Europe....................................................    4,621        121
  Other international.......................................      712         94
                                                              -------    -------
                                                               29,794      5,853
Total revenue:
  United States.............................................  $44,309    $10,767
  Europe....................................................   10,858      1,550
  Other international.......................................    1,441        265
                                                              -------    -------
                                                              $56,608    $12,582
                                                              =======    =======

     Long-lived assets, predominantly intangibles and property, plant and equipment, are based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of December 31, 2000, approximately $23,308,000 of long-lived assets were located in the United States, $1,054,000 were located in Europe, and $254,000 were located elsewhere. As of December 31, 1999, long-lived assets located outside of the United States were insignificant.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and that the corresponding derivative gains or losses be reported either in the statement of income or as a deferred item depending on the type of hedge relationship that exists with respect to these derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133, which amended the accounting and reporting standards for certain derivative instruments and hedging activities. Accordingly, we will adopt SFAS No. 133 in the quarter ending March 31, 2001. We have determined that the adoption of this pronouncement will not have a material impact on our financial condition or results of operations or cash flows.

CERTAIN RISKS AND UNCERTAINTIES

     The Company's products are concentrated in the industry segment for internet infrastructure software which is characterized by rapid technological advances, changes in customer requirements and evolving

                                 VERSATA, INC.

regulatory requirements and industry standards. These products depend in part on third-party technology which the Company licenses from a limited number of suppliers. Also, the Company has depended on a limited number of products for substantially all revenue to date. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction or products or services, could have a material adverse effect on the Company's business and operations.

 4. BALANCE SHEET COMPONENTS (IN THOUSANDS):

ACCOUNTS RECEIVABLE

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
Accounts receivable.........................................  $15,972    $6,473
Less: allowance for doubtful accounts.......................   (1,795)     (886)
                                                              -------    ------
                                                              $14,177    $5,587
                                                              =======    ======

PROPERTY AND EQUIPMENT

                                                                         DECEMBER 31,
                                                        ESTIMATED     -------------------
                                                       USEFUL LIFE     2000        1999
                                                       -----------    -------    --------
                                                         (YEARS)
Equipment............................................     3           $ 8,479    $  3,006
Furniture and fixtures...............................     5             1,950         336
Leasehold improvements...............................     2             4,488          80
Equipment under capital leases.......................   3 - 5             598         525
                                                                      -------    --------
                                                                       15,515       3,947
Less: Accumulated depreciation and amortization......                  (3,614)     (2,045)
                                                                      -------    --------
                                                                      $11,901    $  1,902
                                                                      =======    ========

     Accumulated amortization related to equipment under capital lease at December 31, 2000 and 1999 totaled approximately $517 and $427, respectively.

INTANGIBLES

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------
Goodwill....................................................  $ 6,584   $1,139
Purchased Technology........................................    5,680       --
Workforce in Place..........................................    1,250      250
Other intangibles...........................................       60       --
                                                              -------   ------
                                                               13,574    1,389
Less: Accumulated amortization..............................   (1,369)      --
                                                              -------   ------
                                                              $12,205   $1,389
                                                              =======   ======

                                 VERSATA, INC.

ACCRUED LIABILITIES

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
Accrued payroll and related liabilities.....................  $ 9,083    $2,573
Accrued royalties...........................................      208       365
Accrued professional fees...................................    1,863     2,045
Accrued sales tax...........................................      378        --
Other accrued liabilities...................................    1,614     2,315
                                                              -------    ------
                                                              $13,146    $7,298
                                                              =======    ======

 5. INITIAL PUBLIC OFFERING

     In March 2000, Versata completed an initial public offering in which Versata sold 3,850,000 shares of its common stock for net proceeds to Versata of $83.8 million, net of issuance cost. In March 2000, Versata's underwriters exercised their over-allotment option, which resulted in the sale of 577,500 additional shares of Versata's stock, which generated additional proceeds of $12.9 million. Upon closure of the initial public offering, each outstanding share of Versata's convertible preferred stock was automatically converted into one share of common stock of Versata resulting in the issuance of 26,950,287 shares of common stock.

 6. ACQUISITIONS

     During 1999 and 2000, we completed four acquisitions. These acquisitions have been accounted for using the purchase method of accounting and were as follows (in thousands, except share data):

     - On November 17, 2000, we acquired Verve, Inc., a technology company with primary operations in Melbourne, Australia.

     - On January 20, 2000, we acquired McGilly Information Systems, Inc. and Webink Computer Consultants, two domestic consulting companies.

     - On December 27, 1999, we acquired all the outstanding shares of Pragma 6, a consulting corporation incorporated in France.

     The results of each of these acquisitions have been included in the Company's operating results from the date of acquisition.

                                                                   MCGILLY INFORMATION
                                                                       SYSTEMS AND
                                                                     WEBINK COMPUTER
                                                     VERVE, INC.       CONSULTANTS        PRAGMA 6
                                                     -----------   -------------------   ----------
Acquisition date...................................  11/17/2000        01/20/2000        12/27/1999
Shares issued......................................     448,467            72,000            33,960(2)
Options issued.....................................     231,728                --                --
Purchase price
  Value of shares issued...........................  $    4,503        $    1,087        $      408
  Value of options assumed.........................       2,098                --                --
  Less: Intrinsic value of unvested options                 (48)               --                --
     allocated to unearned stock based
     compensation(3)...............................
Cash...............................................       1,176               101               559
Direct acquisition cost............................         400                --               188(1)
                                                     ----------        ----------        ----------
Total purchase price...............................  $    8,129        $    1,188(4)     $    1,155
                                                     ==========        ==========        ==========

                                 VERSATA, INC.

---------------

(1) Estimated acquisition cost of $188,000 includes 4,487 shares of our Company's series F preferred stock with an estimated fair value of approximately $53,000.

(2) The terms of the transaction also provide for contingent consideration of up to 15,140 and 7,000 shares of our Company's series F preferred stock upon attainment of financial goals at December 31, 2000 and 2001, respectively.

(3) The value of the options included in the purchase price was determined using the Black-Scholes option pricing model. In accordance with FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB 25," unvested stock options granted by Versata in exchange for options held by Verve were considered part of the purchase price paid by Versata. However, to the extent that services were required subsequent to the date of the acquisition in order to vest in the replacement options, an amount equal to the intrinsic value of the unvested options was deducted from the fair value of the options issued and allocated to deferred stock compensation. The amount allocated to deferred stock-based compensation was based on the portion of the intrinsic value of the replacement options at the acquisition date related to future vesting period and is being recognized as compensation expense over the remaining future vesting period.

(4) The terms of the transaction also provide for contingent consideration of up to $603,700. The additional consideration will be reduced for each of the employees of the acquired companies who are no longer employees of the company on the first and second anniversary of the closing date.

     The total purchase price for each acquisition has been allocated as follows (in thousands):

                                                                      ACQUIRED COMPANY
                                                       ----------------------------------------------
                                                                      MCGILLY INFORMATION
                                                                          SYSTEMS AND
                                                                        WEBINK COMPUTER
                                                       VERVE, INC.        CONSULTANTS        PRAGMA 6
                                                       -----------    -------------------    --------
Fair market value of assets acquired and liabilities
  assumed (net)......................................    $(2,556)           $  250            $ (234)
Purchased technology.................................      5,680
Workforce in place...................................        600               400               250
Goodwill.............................................      4,405             1,038             1,139
                                                         -------            ------            ------
          Total purchase price.......................    $ 8,129            $1,188            $1,155
                                                         =======            ======            ======

     The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 1999 and 2000, as if the acquisition of Pragma 6 and Verve, Inc. had occurred on January 1999, after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only, do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 1999, and may not be indicative of future operating results (in thousands, except per share amounts):

PROFORMA

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Total revenue...............................................   $ 58,104      $ 13,706
Net loss....................................................    (71,678)      (26,658)
Net loss per share
  Basic and diluted.........................................      (2.15)        (6.61)
  Weighted average shares...................................     33,331         4,031

                                 VERSATA, INC.

 7. COMPREHENSIVE INCOME

     Our Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This statement requires companies to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

     Total comprehensive loss was $67,735,000 for the year ended December 31, 2000 and consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities. For the years ended December 31, 1999 and 1998, the net change in foreign currency translation adjustments were insignificant. There were no other items of comprehensive income in 1999 and 1998.

 8. RELATED PARTY TRANSACTIONS

     In September 1994, our Company entered into a Software Development Services Agreement ("Services Agreement") with Duet Technologies, Inc. (DT, formerly known as Software and Technologies, Inc.), which is owned by a former member of the Board of Directors, whereby DT would provide our Company with assistance in the development of two products at discounted hourly rates. In accordance with the Services Agreement, our Company recorded a liability of $554,000, representing the total obligation to DT in consideration for discounts granted for the services performed. This amount is to be paid in a form of a royalty equal to 10% of our Company's revenues from certain products. At December 31, 1999, a net balance of $112,000 was outstanding and is recorded in current liabilities. The balance was fully paid in February 2000.

     In 1995, our Company established a loan facility to the then President pursuant to which he may borrow on an evergreen revolving basis, up to $100,000. Amounts drawn under such facility are subject to a 6.0% interest rate. Any amounts borrowed are collateralized by 200,000 shares of common stock pledged by the individual as collateral. In September 1999, the loan facility was extended for an additional year under the same terms and conditions. At December 31, 1999, the principal amount outstanding on this facility was $100,000. The balance was fully repaid in September 2000.

     During 2000 and 1999, our Company provided products and consulting services to Xpede, Inc. which is partly owned by one of our Company's directors. Our Company recognized approximately $1,147,000 and $458,000 related to Xpede, Inc. in revenue in years ended December 31, 2000 and 1999, respectively.

     During 2000, our Company made an equity investment in Tru Markets, Inc., a private company which is partly owned by one of our Company's directors. Our Company recognized approximately $4,752,000 and $1,170,000 in revenue related to sale of products and services to Tru Markets, Inc. in years ended December 31, 2000 and 1999, respectively.

     In November 1999, an officer of the Company delivered a full-recourse promissory note to us in payment of 100,000 shares of Series F preferred stock we issued to him. The principal amount collateralized under the note is $556,000. The note bears interest at the rate of 7.00% per annum, compounded annually, and is collateralized by the purchased shares. The principal balance will become due and payable in one lump sum on the third anniversary of the signing of the note. One half of the officer's base compensation is applied to servicing the note until paid in full. In December 1999, this officer delivered a full-recourse promissory note to us in payment of the exercise price of 400,000 outstanding stock options under our 1997 stock option plan which he received upon joining us. This officer left the Company in 2001.

     In June 1999, an officer of our Company delivered a full-recourse promissory note to us in payment of the exercise price of outstanding stock options held under our 1994, 1996, and 1997 stock option plans. The principal amount collateralized under the note is $189,663. In January 2000, this officer delivered a full recourse promissory note to us in payment of the exercise price of stock options held under our 1997 Stock

                                 VERSATA, INC.

Option Plan. The principal amount collateralized under this note is $1,015,000. Each note has a term of three years, bears interest at the rate of 7.00% per annum, compounded annually. Accrued interest becomes due on each anniversary of the signing of each note and the principal balance will become due and payable in on the third anniversary of the signing of each note. The notes are collectively collateralized by pledges of the 600,000 purchased shares to us and other collateral. The shares and collateral underlying the pledges will be released from the pledges only as the principal balance of each note is paid down. However, the entire unpaid balance of the note will become due and payable within 90 days upon termination of employment, failure to pay any installment of principal or interest when due, our insolvency or bankruptcy, or in the event we are acquired. None of the shares serving as security for the note may be sold unless the principal portion of the note attributable to those shares and the accrued interest on that principal portion is paid to us. In December 2000, the same officer delivered a full recourse promissory note to us in the amount of $375,000. The note is collateralized by shares of our Company's common stock currently held by us for the previous loans. The note becomes due and payable on January 31, 2002 or 90 days after termination of the officer's employment, and bears interest at the prime rate as reported in The Wall Street Journal from time to time and compounded annually. Accrued interest becomes due on each anniversary of the signing of the note. At December 31, 2000 the balance of all loans due from this officer totaled $1,418,620.

 9. BORROWINGS

EQUIPMENT LINE

     In August 1999, our Company obtained a capital financing line (the "Equipment Line") which provides for the purchase of up to $1,000,000 in property and equipment with any amounts borrowed due within 36 months of the date of the agreement. Any borrowings under the Equipment Line are payable over 36 months, with an effective interest rate of approximately 17%. Borrowings are collateralized by the equipment being financed. In October 1999, our Company increased the borrowing limit under this line to a total of $2,000,000 and extended the effective date of the equipment line to September 30, 2000. As of December 31, 2000 and 1999, borrowings of approximately $270,000 and $362,000, respectively, were outstanding against the Equipment Line.

     Future minimum payments under the Equipment Line are as follows (in thousands) at December 31, 2000:

Year Ending December 31,
  2001......................................................  $ 109
  2002......................................................    161
                                                              -----
  Total principal amounts due...............................    270
  Less: Current portion.....................................   (109)
                                                              -----
                                                              $ 161
                                                              =====

UNSECURED CONVERTIBLE BRIDGE LOAN

     In April 1999, certain existing stockholders and other new investors provided unsecured convertible bridge loans to our Company totaling $3,000,000. Borrowings bore interest at the prime rate plus 2% per annum. In July 1999, the principal and accrued interest outstanding were converted into 873,626 shares of Series E convertible preferred. In connection with these loans, our Company issued warrants to purchase 218,407 shares of Series E preferred stock at $3.50 per share. The warrants had an expiration date five years from the date of issuance. These warrants were each converted into warrants to purchase common stock in connection with our Company's initial public offering. The fair market value of the warrants was approximately $521,000 as determined using the Black-Scholes option pricing model and was recognized as interest expense during the period prior to the conversion of the loan into Series E preferred stock.

                                 VERSATA, INC.

10. INCOME TAXES

     The primary components of the net deferred tax asset are as follows (in thousands):

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net operating loss carryforwards...................  $ 27,267    $ 18,155    $ 11,181
Research and experimentation credit
  carryforwards....................................     1,245       1,050         822
Capital loss carryforward..........................       400          --          --
Other long-term liabilities........................     2,237         555         322
Deferred revenue...................................        28         (32)          7
Property and equipment.............................      (656)         54        (127)
                                                     --------    --------    --------
                                                       30,521      19,782      12,205
Less: Valuation allowance..........................   (30,521)    (19,782)    (12,205)
                                                     --------    --------    --------
                                                     $     --    $     --    $     --
                                                     ========    ========    ========

     Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, our Company has recorded a valuation allowance against its net deferred tax asset. The valuation allowance increased by $10,739,000, $7,577,000 and $3,494,000 during the years ended December 31, 2000,
1999 and 1998, respectively.

     Differences between the federal statutory and effective tax rates are primarily due to the nonrealizability of net operating losses and the resulting increase in the valuation allowance.

     At December 31, 2000 our Company has the following approximate net operating loss carryforwards and research and experimentation credit carryforwards available to reduce future taxable income, if any (in thousands):

                                                       DECEMBER 31, 2000
                                                 -----------------------------
                                                 FEDERAL     STATE     FOREIGN
                                                 -------    -------    -------
Net operating loss carryforwards...............  $68,669    $41,879    $4,689
Research and experimentation credit
  carryforwards................................      800        445        --

     The federal net operating loss and research and experimentation credit carryforwards expire through 2020 (through 2005 for state net operating loss carryforwards) if not used beforehand to offset taxable income or tax liabilities. For federal and state tax purposes, our Company's net operating loss and research and experimentation credit carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state tax laws.

                                 VERSATA, INC.

11. CONVERTIBLE PREFERRED STOCK:

     At December 31, 2000 there was no convertible preferred stock outstanding. In March 2000, Versata completed an initial public offering and upon this offering, each outstanding share of Versata's convertible preferred stock was automatically converted into one share of common stock of Versata resulting in the issuance of 26,950,287 shares of common stock.

     At December 31, 1999, convertible preferred stock is comprised of the following:

                                         NUMBER OF SHARES
                                     -------------------------
                                                   ISSUED AND                    LIQUIDATION
                                     DESIGNATED    OUTSTANDING      AMOUNT          VALUE
                                     ----------    -----------    -----------    -----------
                                                                  (THOUSANDS)    (THOUSANDS)
Series
  A................................   1,500,000     1,500,000       $ 2,431        $ 2,250
  B................................   4,540,000     4,402,628        11,859         11,887
  C................................   6,711,180     6,277,752        10,017         10,107
  D................................   7,000,000     6,983,129        11,205         11,243
  E................................   5,000,000     4,493,255        15,656         15,726
  F................................   4,000,000     2,916,145        16,359         16,214
                                     ----------    ----------       -------        -------
                                     28,751,180    26,572,909       $67,527        $67,427
                                     ==========    ==========       =======        =======

12. COMMON STOCK

     Our Company's Certificate of Incorporation, as amended, authorizes our Company to issue 150,000,000 shares of common stock, and 30,580,000 shares of preferred stock.

     Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by our Company, in the event of voluntary or involuntary termination of employment of the stockholder. As of December 31, 2000 and 1999, 1,185,776 and 2,164,582 shares of common stock, respectively, were subject to repurchase by our Company at the original exercise price. No shares were subject to repurchase as of December 31, 1998. During the fiscal year 2000, 589,000 shares were issued in exchange for notes receivable of $1,813,000 which are full recourse and additionally collateralized by the underlying shares of common stock. Of the total shares issued prior to December 31, 2000 with a right of repurchase, 3,715,535 shares were issued in exchange for notes receivable of $1,867,000 which are full recourse and additionally collateralized by the underlying shares of common stock. These notes receivable are payable on various dates through December 2002 and bear interest at a fixed rate of 7.0% per annum. These notes receivable have been included in stockholders' equity.

     Our Company had reserved shares of common stock for future issuance at December 31, 2000 as follows:

Exercise of options under stock option plans................   11,970,982

13. STOCK OPTIONS AND PURCHASE PLAN

     Our Company's original stock option plan was the 1994 Employee, Director and Consultant Stock Option Plan ("the 1994 Plan"), pursuant to which key employees, directors and consultants of our Company were granted options to purchase shares of common stock. Options granted under the Plan include incentive stock options and nonqualified stock options. Stock options granted under the 1994 Plan generally vest over fifty months.

     In July 1996, the Board of Directors of our Company approved the 1996 Stock Option Plan ("the 1996 Plan"). The 1996 Plan, as amended, provides for the grant of options to purchase shares of our Company's

                                 VERSATA, INC.

common stock to key employees, non-employee directors and consultants. These options have terms similar to that of options granted under the 1994 Plan. Under the 1994 and 1996 Plans, options granted were immediately exercisable and unvested shares were subject to repurchase by our Company.

     In November 1996, the Board of Directors of our Company approved the 1997 Stock Option Plan ("the 1997 Plan"). The 1997 Plan provides for the grant of options to purchase shares of our Company's common stock to key employees, non-employee directors and consultants. The 1997 Plan was the successor to our Company's existing 1994 and 1996 Plans. All options outstanding under the 1994 and 1996 Plans were incorporated into the 1997 Plan and were treated as outstanding options under the 1997 Plan. However, each outstanding option so incorporated continued to be governed solely by the terms of the documents evidencing such option, and no provisions of the 1997 Plan were deemed to affect or otherwise modify the rights or obligations of the holders of such incorporated options with respect to their acquisition of shares of common stock. These options have terms similar to options granted under the 1994 and 1996 Plans.

     In November 1999, the Board of Directors of our Company approved the 2000 Stock Option Plan ("the 2000 Plan"), which became effective on March 3, 2000 in connection with the initial public offering of the common stock. The 2000 Plan serves as the successor to the Corporation's 1994, 1996, and 1997 Stock Option Plans (the "Predecessor Plans"). All options outstanding under the Predecessor Plans have been incorporated into the 2000 Plan, and no further option grants or stock issuances will be made under the Predecessor Plans. Each option so incorporated will continue to be governed by the terms of the agreement evidencing that option, and no provision of the 2000 Plan will adversely affect or otherwise modify the rights of the holders of such incorporated options with respect to their acquisition of shares of common stock thereunder.

     The 2000 Plan is comprised of five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to individuals in the Corporation's service which will provide them with the right to purchase shares of common stock at a fixed price per share equal to the fair market value of the common stock on the grant date; (ii) the Stock Issuance Program under which such individuals may be issued shares of common stock directly, either through the purchase of those shares at fair market value or as a bonus for services rendered to the Corporation; (iii) the Salary Investment Option Grant Program under which the Corporation's officers and other highly-compensated executives may elect to invest a portion of their base salary each year in special option grants with a below-market exercise price; (iv) the Automatic Option Grant Program under which non-employee Board members will automatically receive special option grants at designated intervals over their period of Board service; and (v) the Director Fee Option Grant Program under which non-employee Board members may elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price.

                                 VERSATA, INC.

     The following table summarizes activity under our Company's stock option plans:

                                                                   OPTIONS OUTSTANDING
                                                                 -----------------------
                                                                               WEIGHTED
                                                                                AVERAGE
                                                    OPTIONS                    EXERCISE
                                                   AVAILABLE                   PRICE PER
                                                   FOR GRANT       SHARES        SHARE
                                                   ----------    ----------    ---------
Balance at December 31, 1997.....................     217,289     2,954,438     $ 0.20
  Additional options authorized..................   3,759,813            --         --
  Options granted................................  (1,159,200)    1,159,200       0.20
  Options granted below intrinsic value..........  (2,253,135)    2,253,135       0.20
  Options exercised..............................          --      (498,113)      0.20
  Options canceled...............................     459,451      (459,451)      0.21
                                                   ----------    ----------
Balance at December 31, 1998.....................   1,024,218     5,409,209       0.20
  Additional options authorized..................   4,866,694            --         --
  Repurchase of common stock.....................       9,930            --         --
  Options granted below intrinsic value..........  (4,752,250)    4,752,250       2.39
  Options exercised..............................          --    (4,893,488)      0.49
  Options canceled...............................     304,874      (304,874)      0.32
                                                   ----------    ----------
Balance at December 31, 1999.....................   1,453,466     4,963,097       2.00
  Additional options authorized..................   6,866,514            --         --
  Repurchase of common stock.....................     188,080            --         --
  Options granted below intrinsic value..........  (3,236,900)    3,236,900
  Options granted................................  (2,895,942)    2,895,942      13.12
  Options exercised..............................          --    (1,500,175)      2.30
  Options canceled...............................   1,217,166    (1,217,166)      8.15
                                                   ----------    ----------
Balance at December 31, 2000.....................   3,592,384     8,378,598       9.19
                                                   ==========    ==========

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:

                                                                   OPTIONS VESTED AND
                                   OPTIONS OUTSTANDING                 EXERCISABLE
                           ------------------------------------   ---------------------
                                         WEIGHTED     WEIGHTED                WEIGHTED
                                         AVERAGE       AVERAGE                 AVERAGE
                                        REMAINING     EXERCISE                EXERCISE
                                       CONTRACTUAL    PRICE PER               PRICE PER
RANGE OF EXERCISE PRICES    SHARES     LIFE (YEARS)     SHARE      SHARES       SHARE
------------------------   ---------   ------------   ---------   ---------   ---------
      $   0.00 - $ 7.18    5,584,447       6.5         $ 3.83     1,566,347    $ 3.57
          7.18 -  14.35    1,258,811       6.4          10.85       112,620     12.00
         14.35 -  21.53      539,750       8.0          16.18         6,360     18.18
         21.53 -  28.70      512,250       6.6          25.87        24,925     27.03
         28.70 -  35.88       88,100       6.5          31.18         7,150     28.90
         35.88 -  43.05      149,740       5.3          39.31        18,230     37.79
         43.05 -  50.23      235,500       8.2          45.15        15,660     45.73
         64.58 -  71.75       10,000       9.2          68.28         1,800     68.28
                           ---------                              ---------
                           8,378,598       6.6           9.19     1,753,092      5.40
                           =========                              =========
As of December 31, 1999    4,963,097       9.3           2.00       796,143      0.35
                           =========                              =========

                                 VERSATA, INC.

FAIR VALUE DISCLOSURES

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if our Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the minimum value method to the date of our initial public offering and the Black-Scholes option pricing model thereafter.

     Our Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing method as prescribed by SFAS No. 123 using the following assumptions:

                                                      YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------
                                               2000             1999            1998
                                           -------------    ------------    ------------
Risk-free rates..........................  5.17% - 6.73%    4.91% - 6.19%   4.18% - 5.63%
Expected lives (in years)................  5.0              5.0             5.0
Dividend yield...........................  0.0%             0.0%            0.0%
Expected volatility......................  155%             0.0%            0.0%

     The weighted average fair value of these options granted in 2000, 1999 and 1998 was $14.04, $4.16 and $0.044, respectively.

     Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, our Company's pro forma net loss attribute to common stockholders and pro forma basic and diluted net loss per share under SFAS No. 123 would have been (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Net loss attributable to common stockholders
  As reported.......................................  $(67,901)   $(32,600)   $(8,134)
  Pro forma.........................................    77,189    $(33,073)   $(8,214)
Net loss per share attributable to common
  stockholders
  As reported.......................................  $  (2.06)   $  (9.18)   $ (3.99)
  Pro forma.........................................  $  (2.35)   $  (9.31)   $ (4.03)

UNEARNED STOCK-BASED COMPENSATION

     In connection with certain stock option grants, our Company recognized unearned compensation which is being amortized over the vesting periods of the related options, usually 50 months, using an appropriate accelerated basis. The total unearned compensation recorded by our Company from January 1, 1997 through December 31, 2000 was $45.9 million. Amortization expense recognized during the year ended December 31, 2000, 1999 and 1998 was $25.5 million, $3.1 million and $0.2 million, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     Versata's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by our Board of Directors in November 1999 and was approved by the stockholders in February 2000. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan. The reserve will automatically increase on the first trading day of the second fiscal quarter each year, by an amount equal to one percent (1%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding first fiscal quarter. In no event will any annual reserve increase exceed 1,000,000 shares.

                                 VERSATA, INC.

     The Purchase Plan enables eligible employees to designate up to 15% of their compensation for the purchase of stock. The purchase price is 85% of the lower of the fair market value of Versata's common stock on the first day or the last day of each six-month purchase period. No compensation expense is recorded in connection with the plan. We issued 86,894 shares of common stock under the Purchase Plan during the year ended December 31, 2000 for an aggregate purchase price of $1.8 million.

14. EMPLOYEE BENEFIT PLANS

     In May 1995, our Company established a 401(k) Profit Sharing Plan (the "Plan") which covers substantially all employees. Under the Plan, employees are permitted to contribute up to 20% of gross compensation not to exceed the annual 402(g) limitation for any Plan year. Discretionary contributions may be made by our Company. No contributions were made by our Company during the years ended December 31, 2000, 1999 and 1998.

     Effective September 1, 1998, our Company adopted a nonqualified deferred compensation plan, which permits eligible officers and key employees to defer a portion of their compensation. At December 31, 2000 and 1999, the deferred compensation amounts together with accumulated interest, which are distributable in cash after retirement or termination of employment, amounted to approximately $546,000, and $310,000, respectively.

     Approximately 232,000 stock options assumed by the Company in connection with an acquisition are subject to stock appreciation rights which allow the optionee to elect to receive cash compensation that approximates the increase in value of the stock option, in lieu of exercising the option.

15. STRATEGIC RELATIONSHIP WITH IBM

     On September 27, 1999, our Company entered into a Joint Product and Marketing Agreement with IBM to co-sell our Company's products. The Agreement also included joint marketing programs.

     In September 2000, at our request we changed our relationship with IBM by entering into a Software re-marketing agreement to allow IBM to resell some of our products. Under this agreement, IBM pays Versata based upon licenses sold by IBM to end users, with a pre-determined minimum amount per sale. Amounts due under this arrangement are recorded under trade accounts receivable.

16. COMMITMENTS AND CONTINGENCIES

     Our Company has entered into leases for certain office space and equipment with original terms ranging from 36 months to the year 2008. The lease for office space includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is charged to expense over the term of the lease using the straight-line method. In addition, the lease for office space contains an escalation clause to recover increases in future operating costs and real estate taxes over the base year. The future minimum lease payments shown below are exclusive of such escalation.

                                 VERSATA, INC.

     Future minimum lease payments under all noncancelable leases at December 31, 2000 are as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
Year Ending December 31,
  2001....................................................   $ 67       $ 4,905
  2002....................................................     29         4,291
  2003....................................................     --         4,438
  2004....................................................     --         4,238
  2005 and thereafter.....................................     --        17,544
                                                             ----       -------
          Total minimum lease payments....................     96       $35,416
                                                                        =======
  Less interest...........................................    (14)
                                                             ----
  Present value of minimum lease payments.................     82
  Less current portion....................................    (25)
                                                             ----
                                                             $ 57
                                                             ====

     Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $2.8 million, $529,000 and $477,000, respectively.

     As part of the settlement of a dispute with a third party, in the event that the third party satisfies certain conditions precedent, Verve, Inc. has agreed to perform certain joint product development and product integration services. In the event that the third party satisfies the conditions precedent to Verve's obligation to perform services as described above and Verve, Inc. after multiple notice periods fails to satisfy its obligations it may be liable to pay liquidated damages to the third party up to $2,000,000.

17. SUBSEQUENT EVENTS

REORGANIZATION

     On January 9, 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 13%. This reduction primarily reflected a shift in the strategy of our services organization.

     In March 2001, Versata announced a restructuring effort to realign the Company's expenses with a business plan geared to the changing economy. This restructuring was designed to align the workforce with customer needs and focus on core business products. The restructuring plan includes the discontinuation of further development of non-core business products, asset write-downs, facility consolidations, and a reduction in total staff, including domestic and international employees and contractors, including staff in our subsidiaries, of approximately 30%. We expect to expense $5.5-7.0 million for restructuring and other non-recurring expenses in the first quarter of 2001.

INVESTMENT VALUATION

     Our Company holds an investment in the preferred stock of Tru Markets, Inc., a privately held corporation. In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000 the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee's attempts to obtain sufficient additional financing failed and the company discontinued its operations and is in the process of selling the company to a company controlled by four major financial institutions. We will own an investment in the new entity if this transaction is consummated. These events in 2001, however, provide additional evidence with respect to conditions that existed at December 31, 2000 and affect the estimates inherent in determining the

                                 VERSATA, INC.

value of our investment. Accordingly, the value of the investment amounting to $1,000,000 has been estimated to be fully impaired and has been charged to operating expenses during the year ended December 31, 2000.

LEGAL PROCEEDING

     On April 11, 2001, a putative securities class action complaint was filed against us, and certain of our current and former officers and directors in the United States District Court for the Northern District of California. The complaint, filed by an individual, on behalf of all shareholders who purchased our stock between April 24, 2000 and April 23, 2001, alleges violations of the federal securities laws. The complaint seeks an unspecified amount of damages on behalf of persons who purchased our stock during the proposed class period. The ultimate impact of this matter on our financial position, operations and cash flows cannot be reasonably estimated. The outcome of this matter may have a material adverse impact on the Company's financial position, operations and cash flows.

LOAN GUARANTEE

     In January, 2001, our Company provided a guarantee to a financial institution to secure a loan of $1,000,000 made to an officer of our Company by the financial institution. The guarantee and the loan were secured with 559,300 shares of our Company's common stock owned by the officer and the officer delivered a full recourse reimbursement agreement to our Company. The guarantee can be cancelled by our Company with five days notice to the financial institution provided the value of the collateral exceeds the loan amount as computed by financial institution.

                                 VERSATA, INC.

                        UNAUDITED QUARTERLY INFORMATION

     During the course of performing ongoing accounts receivable collection activities in the first quarter of 2001, our Company's financial management became aware of additional information relating to one transaction that was recorded as revenue in the fourth quarter of 2000 and began evaluating this information. Subsequently, on March 23, 2001, the Audit Committee of the Board of Directors, with the assistance of counsel, commenced an inquiry into this and other transactions from 2000 to determine if they met our revenue recognition criteria.

     On March 29, 2001, we issued a press release announcing the intent to file a Notification of Late Filing of its Annual Report on Form 10-K, for the year ended December 31, 2000, due to the ongoing inquiry.

     Upon conclusion of the inquiry, our Company determined that two transactions, including the transaction mentioned above, totaling approximately $1.7 million, should not have been recorded as revenue in the fourth quarter of 2000 as previously announced on February 5, 2001. Separately, our company determined that one of its investments had suffered an other-than-temporary decline in value and accordingly recognized a loss of $1 million on the write-down of this investment. The effect of these adjustments, including related royalties and commissions, is a decrease in revenue of $1.7 million and an increase in net loss of $2.4 million for the year ended December 31, 2000.

     The following table sets forth our historical unaudited quarterly information for our most recent eight quarters, both in absolute dollars and as a percentage of total revenue for each quarter. This quarterly information has been prepared on a basis consistent with our audited financial statements and, we believe, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown. Our quarterly operating results have fluctuated and may continue to fluctuate significantly as a result of a variety of factors and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

                                      DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                                          2000           2000          2000       2000          1999           1999          1999
                                      ------------   -------------   --------   ---------   ------------   -------------   --------
Revenue:
 Software license...................    $  8,029       $  8,572      $  6,077   $  4,136        2,996         $ 1,673      $ 1,099
 Services...........................       6,995          9,031         7,798      5,970        2,170           1,496        1,370
                                        --------       --------      --------   --------      -------         -------      -------
       Total revenue................      15,024         17,603        13,875     10,106        5,166           3,169        2,469
                                        --------       --------      --------   --------      -------         -------      -------
Cost of Revenue:
 Software license...................         297            376           221        194          124             122          187
 Services...........................       9,048          8,392         7,596      5,478        2,341           1,486        1,292
                                        --------       --------      --------   --------      -------         -------      -------
       Total cost of revenue........       9,345          8,768         7,817      5,672        2,465           1,608        1,479
                                        --------       --------      --------   --------      -------         -------      -------
Gross profit........................       5,679          8,835         6,058      4,434        2,701           1,561          990
                                        --------       --------      --------   --------      -------         -------      -------
Operating expense:
 Sales and marketing................      12,965         12,070        11,493     10,189        6,545           4,071        2,836
 Product development................       2,964          2,740         2,166      1,857        1,736           1,082        1,036
 General and administrative.........       4,341          3,285         3,048      2,001        1,158             864          696
 Stock-based compensation...........       3,210          4,493         6,735     11,074        2,463             709          457
 Amortization of intangibles........         681            233           237        190           --              --           --
 Impairment of investment...........       1,000             --            --         --           --              --           --
 Nonrecurring expenses..............         693            244            --         --           --              --           --
                                        --------       --------      --------   --------      -------         -------      -------
       Total operating expense......      25,854         23,065        23,679     25,311       11,902           6,726        5,025
                                        --------       --------      --------   --------      -------         -------      -------
Loss from operations................     (20,175)       (14,230)      (17,621)   (20,877)      (9,201)         (5,165)      (4,035)
 Interest income (expense), net.....       1,293          1,487         1,619        665          145            (442)         (35)
 Other non-operating, net...........         (62)            --            --         --           --              --           --
                                        --------       --------      --------   --------      -------         -------      -------
Net loss............................    $(18,944)      $(12,743)     $(16,002)  $(20,212)     $(9,056)        $(5,607)     $(4,070)
                                        ========       ========      ========   ========      =======         =======      =======
Basic and diluted net loss per
 share..............................    $  (0.48)      $  (0.33)     $  (0.42)  $  (1.33)     $ (1.89)        $ (1.24)     $ (1.53)
                                        ========       ========      ========   ========      =======         =======      =======
Weighted average common shares used
 in computing basic and diluted net
 loss per share.....................      39,159         38,424        37,698     15,203        4,788           4,505        2,663

                                      MARCH 31,
                                        1999
                                      ---------
Revenue:
 Software license...................   $   961
 Services...........................       817
                                       -------
       Total revenue................     1,778
                                       -------
Cost of Revenue:
 Software license...................        66
 Services...........................     1,002
                                       -------
       Total cost of revenue........     1,068
                                       -------
Gross profit........................       710
                                       -------
Operating expense:
 Sales and marketing................     2,157
 Product development................       915
 General and administrative.........       407
 Stock-based compensation...........       326
 Amortization of intangibles........        --
 Impairment of investment...........        --
 Nonrecurring expenses..............        --
                                       -------
       Total operating expense......     3,805
                                       -------
Loss from operations................    (3,095)
 Interest income (expense), net.....        28
 Other non-operating, net...........        --
                                       -------
Net loss............................   $(3,067)
                                       =======
Basic and diluted net loss per
 share..............................   $ (1.37)
                                       =======
Weighted average common shares used
 in computing basic and diluted net
 loss per share.....................     2,245

                                      DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                                          2000           2000          2000       2000          1999           1999          1999
                                      ------------   -------------   --------   ---------   ------------   -------------   --------
As a percentage of revenue:
Revenue:
 Software license...................        53.4%          48.7%         43.8%      40.9%        58.0%           52.8%        44.5%
 Services...........................        46.6%          51.3%         56.2%      59.1%        42.0%           47.2%        55.5%
                                        --------       --------      --------   --------      -------         -------      -------
       Total revenue................       100.0%         100.0%        100.0%     100.0%       100.0%          100.0%       100.0%
                                        --------       --------      --------   --------      -------         -------      -------
Cost of Revenue:
 Software license...................         2.0%           2.1%          1.6%       1.9%         2.4%            3.8%         7.6%
 Services...........................        60.2%          47.7%         54.7%      54.2%        45.3%           46.9%        52.3%
                                        --------       --------      --------   --------      -------         -------      -------
       Total cost of revenue........        62.2%          49.8%         56.3%      56.1%        47.7%           50.7%        59.9%
                                        --------       --------      --------   --------      -------         -------      -------
Gross profit........................        37.8%          50.2%         43.7%      43.9%        52.3%           49.3%        40.1%
                                        --------       --------      --------   --------      -------         -------      -------
Operating expense:
 Sales and marketing................        86.3%          68.6%         82.8%     100.8%       126.7%          128.5%       114.9%
 Product development................        19.7%          15.6%         15.6%      18.4%        33.6%           34.1%        42.0%
 General and administrative.........        28.9%          18.7%         22.0%      19.8%        22.4%           27.3%        28.1%
 Stock-based compensation...........        21.4%          25.5%         48.5%     109.6%        47.7%           22.4%        18.5%
 Amortization of intangibles........         4.5%           1.3%          1.7%       1.9%          --              --           --
 Impairment of investment...........         6.7%            --            --         --           --              --           --
 Nonrecurring expenses..............         4.6%           1.4%          0.0%       0.0%          --              --           --
                                        --------       --------      --------   --------      -------         -------      -------
       Total operating expense......       172.1%         131.1%        170.6%     250.5%       230.4%          212.3%       203.5%
                                        --------       --------      --------   --------      -------         -------      -------
Loss from operations................      (134.3)%        (80.9)%      (126.9)%   (206.6)%     (178.1)%        (163.0)%     (163.4)%
 Interest income (expense), net.....         8.6%           8.4%         11.7%       6.6%         2.8%          (13.9)%       (1.4)%
 Other non-operating, net...........        (0.4)%          0.1%         (0.1)%      0.0%          --              --           --
                                        --------       --------      --------   --------      -------         -------      -------
       Net loss.....................      (126.1)%        (72.4)%      (115.3)%   (200.0)%     (175.3)%        (176.9)%     (164.8)%
                                        ========       ========      ========   ========      =======         =======      =======

                                      MARCH 31,
                                        1999
                                      ---------
As a percentage of revenue:
Revenue:
 Software license...................      54.0%
 Services...........................      46.0%
                                       -------
       Total revenue................     100.0%
                                       -------
Cost of Revenue:
 Software license...................       3.7%
 Services...........................      56.4%
                                       -------
       Total cost of revenue........      60.1%
                                       -------
Gross profit........................      39.9%
                                       -------
Operating expense:
 Sales and marketing................     121.3%
 Product development................      51.5%
 General and administrative.........      22.9%
 Stock-based compensation...........      18.3%
 Amortization of intangibles........        --
 Impairment of investment...........        --
 Nonrecurring expenses..............        --
                                       -------
       Total operating expense......     214.0%
                                       -------
Loss from operations................    (174.1)%
 Interest income (expense), net.....       1.6%
 Other non-operating, net...........        --
                                       -------
       Net loss.....................    (172.5)%
                                       =======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Versata, Inc.:

Our audits of the consolidated financial statements referred in our report dated April 16 2001, appearing on page F-2 of this Annual Report on Form 10-K of Versata, Inc., also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
April 16, 2001

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       BALANCE AT                                BALANCE AT
                   DESCRIPTION                      BEGINNING OF YEAR   ADDITIONS   DEDUCTIONS   END OF YEAR
                   -----------                      -----------------   ---------   ----------   -----------
Allowance for doubtful accounts for the years
  ended:
December 31, 1998.................................       $    77         $   223     $    --       $   300
December 31, 1999.................................           300             689        (103)          886
December 31, 2000.................................           886           2,844      (1,935)        1,795
Allowance for deferred tax asset accounts for the
  years ended:
December 31, 1998.................................       $ 8,711         $ 3,494     $    --       $12,205
December 31, 1999.................................        12,205           7,577          --        19,782
December 31, 2000.................................        19,782          10,739          --        30,521

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
--------                     -----------------------
 2.1(1)    Agreement and Plan of Reorganization by and among Versata,
           Inc., VATA Acquisition Corp., Verve, Inc. and Certain
           Shareholders of Verve, Inc., dated October 18, 2000.
 3.1(2)    Amended and Restated Certificate of Incorporation of
           Versata.
 3.2(2)    Amended and Restated Bylaws of Versata.
 4.1(2)    Form of Specimen Common Stock Certificate.
10.1(2)*   2000 Stock Incentive Plan of Versata.
10.2(2)*   Employee Stock Purchase Plan of Versata.
10.3(2)    Fourth Amended and Restated Investors' Rights Agreement,
           among Versata and some of its stockholders, dated November
           30, 1999.
10.4(2)    Form of Indemnification Agreement to be entered into between
           Versata and each of its directors and executive officers.
10.5(2)    Office Lease dated June 17, 1997, between Versata and
           Webster Street Partners, Ltd., for 2101 Webster.
10.6(2)    Agreement of Sublease dated October 18, 1999, between
           Versata and ICF Kaiser International, Inc.
10.7(2)    Loan and Security Agreement, dated January 23, 1997, between
           Versata and Venture Banking Group, a division of Cupertino
           National Bank, as amended September 22, 1998.
10.8(2)    Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix Leasing Incorporated, as amended on October 1, 1999.
10.9(2)+   Joint Product and Marketing Agreement, dated September 27,
           1999, between Versata and IBM.
10.10(3)   Lease agreement, dated as of April 10, 2000, by and between
           Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.
10.11(4)   Software Remarketing Agreement, effective September 27,
           2000, between Versata and International Business Machines
           Corporation.
21.1       Subsidiaries of Versata.
23.1       Consent of PricewaterhouseCoopers LLP, Independent
           Accountants.

---------------
 + Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

 *  Management contract or compensatory plan or arrangement.

(1) Incorporated by reference from the Company's Form 8-A dated December 1,
    2000.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-92451).

(3) Incorporated by reference from the Company's Form 10-Q dated August 14,
    2000.

(4) Incorporated by reference from the Company's Form 10-Q dated September 24, 2000.