Form 10-K405/A
period 2000-12-31
VERSATA INC
filed 2001-05-01
CIK 1034397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers and directors.

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Douglas L. Roberts...................  44     Interim Chief Executive Officer and Executive Vice
                                              President, Worldwide Field Operations
James A. Doehrman....................  43     Executive Vice President, Chief Operating Officer and
                                              Chief Financial Officer
Val Huber............................  51     Vice President, Development and Chief Technology
                                              Officer
Manish Chandra.......................  33     Vice President, World Wide Marketing
Rahul Patel..........................  36     Vice President, Research and Development
John A. Hewitt, Jr.(5)...............  57     Former President, Chief Executive Officer and Director
Kevin Ferrell(5).....................  53     Former Chief Financial Officer and Secretary
Peter Harrison(5)....................  37     Former Vice President, Sales
Michael DeVries(5)...................  41     Former Vice President, Marketing
Gary Morgenthaler(1)(2)(3)...........  51     Chairman of the Board
Naren Bakshi(3)......................  57     Director
Robert Davoli(4).....................  52     Director
Donald W. Feddersen(1)(2)(3).........  66     Director
John W. Larson(1)(4).................  65     Director
Kanwal Rekhi(2)......................  54     Director
Eugene Wong..........................  66     Director

---------------
(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Term of office expires at 2001 Annual Meeting of Stockholders.

(4) Term of office expires at 2002 Annual Meeting of Stockholders.

(5) Resigned in 2001.

     Douglas L. Roberts. Mr. Roberts joined Versata in December of 2000 as Executive Vice President of Worldwide Field Operations. In March 2001, Mr. Roberts was appointed as Versata's interim Chief Executive Officer. Prior to joining Versata, from July 2000 to October 2000, Mr. Roberts was Senior Vice President of the Global e-Business Group for Peregrine Systems in Atlanta, GA. From October 1999 to July 2000, Mr. Roberts was Senior Vice President/General Manager of Worldwide Sales for Harbinger Corporation. From September 1995 to October 1999, Mr. Roberts was Senior Vice President, Sales at BellSouth Wireless. In addition, Mr. Roberts has held strategic positions at Software AG of North America, Inc. (Vice President and General Manager, Federal & International Operations), and Applied Business Technology (Regional Director). Mr. Roberts earned a degree in Finance from Furman University in Greenville, SC, with advanced studies at George Washington University and the University of Maryland.

     James A. Doehrman. Mr. Doehrman serves as Versata's Executive Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Doehrman joined Versata in February 2001 as Executive Vice President and Chief Financial Officer and was appointed as Chief Operating Officer in March 2001. From June 2000 through February 2001, Mr. Doehrman served as Executive Vice President, Chief Administrative Officer and Treasurer at E.piphany, Inc. From January 2000 through May 2000, Mr. Doehrman was Senior Vice President and Chief Financial and Administrative Officer at Octane Software, a web-centric customer relationship management software company that merged with E.piphany in May 2000. From July 1997 to January 2000 Mr. Doehrman was the Vice President and Chief Financial Officer of technology publisher IDG Books Worldwide. Mr. Doehrman's previous experience includes over 18 years of progressive management, financial and operational assignments with companies like Simon & Schuster, Federated Department Stores and Arthur Andersen & Co. Mr. Doehrman holds a B.A. degree from Southern Methodist University. He is also a Certified Public Accountant.

     Val Huber. Mr. Huber joined Versata in 1995 as Vice President, Development and Chief Technology Officer. Prior to joining Versata, from 1989 to 1994, Mr. Huber served as a lead architect on various technology projects at Sybase. Prior to working with Sybase, from 1980 to 1989, Mr. Huber served as Director of Business Computer Systems at Wang Labs. Mr. Huber holds a B.A. in Chemistry from Vanderbilt University.

     Manish Chandra. Mr. Chandra serves as Versata's Vice President of Worldwide Marketing. Mr. Chandra joined Versata in 1995 as Senior Director, Product Management and held various positions in the product development and product strategy areas including Vice President of Product Management prior to becoming Vice President of Worldwide Marketing in March 2001. Prior to joining Versata, from September 1990 to April 1995, Mr. Chandra was a Development Manager at Sybase. From August 1989 to September 1990, Mr. Chandra was a Software Engineer at Intel. Mr. Chandra holds a Master's degree in Business Administration from the University of California, Berkeley. Mr. Chandra also holds a Master of Science degree in Computer Science from the University of Texas, Austin, and a Bachelor of Technology degree from ITT Kanpur, India.

     Rahul Patel. Mr. Patel serves as Versata's Vice President of Research and Development. Mr. Patel joined Versata in 1995 as a Lead Engineer. Mr. Patel was promoted to Director of Research and Development and the Lead Architect for Versata in 1998, prior to becoming the Vice President of Research and Development in June 2000. Before joining Versata, from December 1990 to April 1992, Mr. Patel was a Senior Software Engineer for Sun Microsystems. From 1992 to January 1995, Mr. Patel was a Lead Engineer in the advanced tools technology group for Sybase. Mr. Patel holds a Master of Science degree in Computer Engineering from the University of Florida in Gainesville. He also holds a Bachelor of Science degree in Engineering from Gujarat University in Ahmedabad, India.

     John A. Hewitt, Jr. Mr. Hewitt served as Versata's President, Chief Executive Officer since 1997, and served as director since June 1998. Mr. Hewitt resigned from Versata in March 2001. Prior to joining Versata, from 1982 to 1995, Mr. Hewitt served in several executive positions with TRW Financial Systems (TFS, formerly Teknekron Financial Systems), a commercial systems integration company. Mr. Hewitt holds a B.S. in Engineering Management from the USAF Academy where he graduated with distinction. Mr. Hewitt also holds an M.B.A. in Production Management from the University of California, Los Angeles.

     Kevin Ferrell. Mr. Ferrell served as Versata's Chief Financial Officer and Secretary since November 1999. Mr. Ferrell resigned from Versata in February 2001. Prior to joining Versata, from March 1999 to November 1999, Mr. Ferrell served as Executive Vice President at EQE International, a risk management Company. From September 1996 to March 1999, Mr. Ferrell served as a Managing Director in Investment Banking and Risk Management Advisory at Bankers Trust. From September 1994 to September 1996, Mr. Ferrell was Vice President and CFO at McKesson Corporation. Mr. Ferrell holds an A.B. in Mathematics and an M.B.A. in Finance and International Business from the University of California, Berkeley.

     Peter Harrison. Mr. Harrison served as Versata's Vice President of Sales since 1996. Mr. Harrison resigned from Versata in April 2001. Prior to joining Versata, from 1990 to October 1996, Mr. Harrison co-founded Seer Technologies, a software Company, and served as Vice President of Sales. Mr. Harrison holds a B.S. in Software Engineering from Birmingham University in the U.K.

     Michael DeVries. Mr. DeVries served as Versata's Vice President of Marketing since 1997. Mr. DeVries resigned from Versata in April 2001. From May 1996 to August 1997, Mr. DeVries served as Vice President of Marketing at Persistence Software. From January 1993 to April 1996, Mr. DeVries served as Vice President, Marketing, and Director of Production Management at Synon. Mr. DeVries holds a B.A. in Economics from the University of California, Santa Barbara.

     Gary Morgenthaler. Mr. Morgenthaler has served as a director of Versata since 1997. Mr. Morgenthaler is a general partner of Morgenthaler Ventures. Mr. Morgenthaler is a co-founder and former Chairman of Illustra Information Technologies, Inc., a database applications Company. Prior to becoming a partner of

Morgenthaler Ventures, Mr. Morgenthaler was Chairman, Chief Executive Officer and a co-founder of INGRES, a relational database management systems Company. Mr. Morgenthaler holds a B.A. in International Relations from Harvard University.

     Naren Bakshi. Mr. Bakshi, a co-founder of Versata, has served as a director of Versata since 1995. He also served as President and Chief Executive Officer of Versata until 1997. Currently, he is Chairman of the Board and Executive Vice President of Xpede, a Company he co-founded in 1998, a provider of e-commerce lending services to major financial institutions, and an advisor to TekEdge and 123SignUp. Mr. Bakshi also served in various management positions at TRW from 1980 to 1991. Mr. Bakshi has also served as Vice President of Information Services at Ameritrust Bank. Mr. Bakshi holds an M.S. in Industrial Engineering and an M.B.A. in Finance from the University of California, Berkeley.

     Robert Davoli. Mr. Davoli has served as a director of Versata since November 1999. Prior to becoming a director, Mr. Davoli served as a technical consultant to Versata from 1995. Since November 1995, Mr. Davoli has served as a general partner at Sigma, a venture capital firm. From February 1993 to September 1994, Mr. Davoli served as President and Chief Executive Officer of Epoch Systems, a software vendor. Previous to working with Epoch Systems, Mr. Davoli served as President and Chief Executive Officer of SQL Solutions, a services and tools provider for the relational database market. From 1990 to 1992, Mr. Davoli served as an executive officer of Sybase. Mr. Davoli is a director of Internet Security Systems, Inc., StorageNetworks, Inc., Broadbase Software, Inc., and Vignette Corporation. Mr. Davoli holds a B.A. in History from Ricker College and studied Computer Science at Northeastern University for two years.

     Donald W. Feddersen. Mr. Feddersen has served as a director of Versata since 1997. Mr. Feddersen has been a private investor since July 1997. In April 2001, Mr. Feddersen joined Bessemer Venture Partners as a private investor and a Venture Partner. From 1984 to 1996, Mr. Feddersen was a General Partner of Charles River Ventures. Before joining Charles River Ventures, Mr. Feddersen was President and Chief Executive Officer at Applicon from 1978 to 1984. Mr. Feddersen also served as a director of Policy Management Systems Corporation, and as President and Chief Executive Officer at Entrex. Mr. Feddersen holds an M.B.A. from the University of Chicago and a B.S. in Engineering from Purdue University.

     John W. Larson. Mr. Larson has served as a director of Versata since 1998. Mr. Larson has served as senior partner at the law firm of Brobeck, Phleger & Harrison LLP since March 1996. From 1988 until March 1996, Mr. Larson was Chief Executive Officer of the firm. He has been a partner with the firm since 1969, except for the period from July 1971 to September 1973 when he was in government service as Assistant Secretary of the United States Department of the Interior and Counselor to George P. Shultz, Chairman of the Cost of Living Council. Mr. Larson is a director of Sangamo Biosciences Inc., a biotechnology Company. Mr. Larson holds a B.A., with distinction, in Economics, and an L.L.B. from Stanford University.

     Kanwal Rekhi. Mr. Rekhi has served as a director of Versata since 1995. Since 1994, Mr. Rekhi has been a mentor to and investor in early-stage technology companies. From March 1998 to September 1998, Mr. Rekhi served as Chief Executive Officer and Chairman of the Board of Cybermedia, a software Company. Prior to 1994, Mr. Rekhi served as Executive Vice President and Chief Technology Officer at Novell, Inc. From 1989 to 1995 Mr. Rekhi also served as a director of Novell. Mr. Rekhi holds an M.S. in Electrical Engineering from Michigan Technical University and a degree in Electrical Engineering from the Indian Institute of Technology in Bombay.

     Eugene Wong. Dr. Wong has served as a director of Versata since May 1998. Since 1997, Dr. Wong has served as a technical consultant and chief scientist to Versata. Dr. Wong has served as Professor Emeritus at the University of California on assignment with the National Science Foundation since June 1998. Dr. Wong acted as Associate Director of the office of Science and Technology Policy in the Bush White House from 1990 to 1993. Dr. Wong holds a B.S.E., an A.M., and a Ph.D., all in Electrical Engineering, all from Princeton University.

     Our officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected and qualified.

     Director Naren Baskshi is Manish Chandra's father-in-law.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth certain information concerning compensation of (i) each person that served as our Chief Executive Officer during the fiscal year 2000, (ii) our four other most highly compensated executive officers whose aggregate cash compensation exceeding $100,000 during fiscal year 2000, and
(iii) one of our former executive officers who would have been one of our four most highly compensated executive officers had such officer been serving as such at the end of fiscal year 2000. These officers are referred to herein as the named executive officers.

     Annual compensation listed in the following table excludes other compensation in the form of perquisites and other personal benefits that constitutes the lesser of $50,000 or 10% of the total annual salary and bonus of each of the named executive officers in 2000. The options listed in the following table were granted under our 1997 Stock Option Plan or our 2000 Stock Incentive Plan.

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                                       ------------
                                                        ANNUAL COMPENSATION             SECURITIES
                                                -----------------------------------     UNDERLYING
    NAME AND PRINCIPAL POSITION(S)      YEAR    SALARY($)      BONUS($)    OTHER($)     OPTIONS(#)
    ------------------------------      ----    ---------      --------    --------    ------------
John A. Hewitt........................  2000     213,750       164,500         --             --
  Former President and Chief Executive  1999     180,000       110,000
  Officer
Kevin Ferrell.........................  2000     167,500       119,000         --             --
  Former Chief Financial Officer and    1999      12,500            --
  Secretary
Val Huber.............................  2000     155,000        99,500         --         25,000
  Vice President, Development and       1999     145,000        64,000
  Chief Technology Officer
Peter Harrison........................  2000     167,500        83,700         --             --
  Former Vice President, Sales          1999     145,000        70,000
Michael DeVries.......................  2000     167,500       116,380         --             --
  Former Vice President, Marketing      1999     145,000        65,000
Michael Stangl........................  2000     160,000(1)     54,000         --             --
  Former Vice President, Professional   1999     145,000        54,000
  Services

---------------
(1) Mr. Stangl resigned in December 2000.

OPTION GRANTS IN FISCAL YEAR 2000

     The following table sets forth information regarding option grants to each of the named executive officers during the fiscal year ended December 31, 2000. No stock appreciation rights were granted to the named executive officers during the 2000 fiscal year.

     The actual stock price appreciation over the 10-year option term may not be at the 5% and 10% assumed annual rates of compounded stock price appreciation listed below or at any other defined level. Unless the market price of common stock appreciates over the option term, no value will be realized from the option grant made to the named executive officer.

                    STOCK OPTION GRANTS IN FISCAL YEAR 2000

                                                                                           POTENTIAL REALIZABLE
                                    INDIVIDUAL GRANTS                                              VALUE
                                 ------------------------                                    AT ASSUMED ANNUAL
                                               PERCENT OF                                          RATES
                                  NUMBER OR      TOTAL                                        OF STOCK PRICE
                                 SECURITIES     OPTIONS                                   APPRECIATION FOR OPTION
                                 UNDERLYING    GRANTED TO                                          TERM
                                   OPTIONS     EMPLOYEES    EXERCISE PRICE   EXPIRATION   -----------------------
             NAME                GRANTED(#)     IN 2000         ($/SH)          DATE        5%($)        10%($)
             ----                -----------   ----------   --------------   ----------   ----------   ----------
John A. Hewitt, Jr. ...........        --          --              --               --           --           --
Kevin Ferrell..................        --          --              --               --                        --
Val Huber......................    25,000 less than 1%           7.00         01/24/10      110,057      278,905
Peter Harrison.................        --          --              --               --           --           --
Michael DeVries................        --          --              --               --           --           --
Michael Stangl.................        --          --              --               --           --           --

     In 2000, we granted options to purchase up to a total of 6,132,842 shares to employees, directors and consultants under our 1997 and 2000 stock option plans at exercise prices equal to the fair market value of our common stock on the date of grant, as determined in good faith by our board of directors or as determined by the closing price of our common stock as traded on the Nasdaq National Market.

     The options described in the above table were granted to the named executive officer on January 24, 2000. The options will expire on January 24, 2010. Twelve percent (12%) of the options granted are exercisable upon completion of six (6) months of service measured from the vesting commencement date and the balance of the option shares in a series of forty-four (44) successive equal monthly installments upon the named executive officer's completion of each additional month of service thereafter.

OPTION EXERCISES IN FISCAL YEAR 2000 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the number and value of shares of common stock underlying the unexercised options held by the named executive officers as of December 31, 2000. The table also sets forth the value realized upon the exercise of stock options during 2000 which is calculated based on the fair market value of our common stock on the date of exercise, as determined in good faith by our board of directors or as determined by the closing price of our common stock as traded on the Nasdaq National Market, less the exercise price paid for the shares. The value of unexercised in-the-money options represents the positive spread between the exercise price of the stock options and the fair market value of our common stock as of December 29, 2000 (the last trading day prior to our fiscal year end on December 31, 2000), which was $8.94 per share. No stock appreciation rights were exercised during 2000 and no stock appreciation rights were outstanding as of December 31, 2000.

         AGGREGATED OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

                               SHARES                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                              ACQUIRED                      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                 ON                         OPTIONS AT YEAR-END(#)            YEAR-END($)(2)
                              EXERCISE       VALUE        ---------------------------   ---------------------------
            NAME                (#)      REALIZED($)(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              --------   --------------   -----------   -------------   -----------   -------------
John A. Hewitt, Jr. ........  475,000       1,626,000       75,000               0        655,500             --
Kevin Ferrell...............                                50,000               0        297,000             --
Val Huber...................   37,500         201,000       27,603         109,897        151,983        707,267
Peter Harrison..............  206,100       1,285,272       21,874          83,126        140,869        604,331
Michael DeVries.............   37,500         201,000       21,874          90,626        140,869        669,881
Michael Stangl..............   37,500         201,000       20,313               0        130,809             --

---------------
(1) Calculated by multiplying the number of shares acquired on exercise by the difference between the fair market value of the shares on the date of exercise and the exercise price.

(2) Calculated by determining the difference between the fair market value of our common stock as of December 29, 2000 and the exercise price of the option.

     Shares purchased by the named executive officers in 2000, some of which are not vested, are subject to our right to repurchase those shares at the shares' option exercise price if the officer terminates service with us before vesting in his shares. As of December 31, 2000, Mr. Hewitt had vested in 187,000 of his 475,000 shares, Mr. Ferrell had vested in 107,413 of his 400,000 shares, Mr. Huber had vested in all of his 37,500 shares, Mr. Harrison had vested in 153,300 of his 206,100 shares, Mr. DeVries had vested in all of his 37,500 shares and Mr. Stangl had vested in all of his 37,500 shares. Mr. Hewitt resigned from Versata in March 2001, Mr. Ferrell resigned in February 2001, Mr. Harrison and Mr. DeVries resigned in April 2001 and Mr. Stangl resigned in October 2000.

     The number of shares exercisable by the named executive officers as of December 31, 2000 is equal to the number of vested option shares exercisable as of that date. In the case of certain of the outstanding options held by the named executive officers, the options may be exercised for all of the underlying option shares but any shares purchased under those options are subject to our right to repurchase the shares at the shares' option exercise price. The unvested option shares subject to those options are included in the above table in the number of option shares which are unexercisable as of December 31, 2000.

DIRECTOR COMPENSATION

     We currently do not compensate any non-employee member of the board for their service as board members, except in some cases through the grant of stock options. Directors who are also employees do not receive additional compensation for serving as directors.

     Under our 2000 Stock Incentive Plan, which was adopted by our board in November 1999 and was approved by our stockholders in February 2000, non-employee directors will receive automatic option grants covering 36,000 shares of common stock upon becoming directors and 12,000 shares of common stock on the date of each annual meeting of stockholders beginning in 2001. The 2000 Stock Incentive Plan also contains a director fee option grant program. Should this program be activated in the future, each non-employee board member will have the opportunity to apply all or a portion of any annual retainer fee otherwise payable in cash to the acquisition of an option with an exercise price below the then fair market value of our shares. Non-employee directors will also be eligible to receive discretionary option grants and direct stock issuances under our 2000 Stock Incentive Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the board of directors was formed in July 1998, and the current members of the Compensation Committee are Messrs. Morgenthaler, Feddersen and Rekhi. None of the members of the compensation committee of the board of directors was at any time since the formation of Versata an officer or employee of Versata. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or our compensation committee of the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2000 by the following individuals or groups:

     - each person or entirety who is known by us to own beneficially more than 5% of our outstanding stock;

     - each of the named executive officers;

     - each of our directors; and

     - all directors and named executive officers as a group.

     Each stockholder's percentage ownership in the following table is based on 41,309,688 shares of common stock outstanding as of December 31, 2000. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Versata, Inc., 300 Lakeside Drive, Suite 1500, Oakland, California 94612. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

                                                               SHARES ACQUIRABLE    PERCENTAGE OF SHARES
          NAME OF BENEFICIAL OWNER             SHARES OWNED     WITHIN 60 DAYS       BENEFICIALLY OWNED
          ------------------------             ------------    -----------------    --------------------
Morganthaler Venture Partners IV, L.P.(1)....    5,720,749               --                13.85%
The TCW Group(2).............................    3,415,942               --                 8.27%
Capital Research and Management(3)...........    2,458,900               --                 5.95%
Entities Affiliated with The Goldman Sachs
  Group(4)...................................    2,307,731               --                 5.59%
John A. Hewitt, Jr.(5).......................    1,630,270           75,000                 4.12%
Peter Harrison(6)............................      367,000           54,999                 1.02%
Michael DeVries(7)...........................      377,500           62,499                 1.06%
Michael Stangl(8)............................      337,500           20,313                    *
Val Huber(9).................................      449,150           69,269                 1.25%
Kevin Ferrell(10)............................      504,350           50,000                 1.34%
Naren Bakshi(11).............................      618,600           36,000                 1.58%
Donald Feddersen(12).........................       56,084           36,000                    *
John W. Larson(13)...........................       91,201               --                    *
Kanwal Rekhi(14).............................      534,362           36,000                 1.38%
Eugene Wong(15)..............................      190,891               --                    *
Robert Davoli(16)............................    1,781,208           21,000                 4.36%
Gary Morgenthaler(1)(17).....................    5,720,749           36,000                13.92%
All directors and executive officers as a
  group (13 people)(18)......................   12,658,865          497,080                31.47%

---------------
  *  Less than 1%.

 (1) Principal address is 2730 Sand Hill Road, Suite 280, Menlo Park, CA 94025. Includes 5,715,749 shares held by Morgenthaler Venture Partnership IV, L.P. The general partner of Morgenthaler Venture Partnership IV, L.P. is Morgenthaler Management Partners IV, L.P. The general partners of Morgenthaler Management Partners IV, L.P. are Gary J. Morgenthaler, a director of Versata, David T. Morgenthaler, Robert D. Pavey, Robert C. Bellas, Jr., and John D. Lutsi, who have dispositive and voting powers with respect to the shares held by Morgenthaler Venture Partnership IV, L.P. Also includes 3,000 shares held by Morgenthaler Management Partners IV, L.P. Also includes 2,000 shares held by Gary J. Morgenthaler through his 401(K) account. Gary J. Morgenthaler has sole voting and dispositive power over such shares.

 (2) Principal address is 865 South Figueroa Street, Los Angeles, CA 90017.

 (3) Principal address is 333 South Hope Street, Los Angeles, CA 90071.

(4) Principal address is 85 Broad Street, New York, NY 10004.

(5) Includes 75,000 shares of common stock issuable upon exercise of immediately exercisable options within 60 days of December 31, 2000. Also includes 71,633 shares held by H&W Development Corp. and 31,902 shares held by H&R Development Corp. Includes 100,000 shares held in a Grantor Retained Annuity Trust for the benefit of Mr. Hewitt's daughter and 100,000 shares in a Grantor Retained Annuity Trust for the benefit of Mr. Hewitt's spouse's family. Mr. Hewitt disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares. Includes 542,170 shares of common stock subject to the Company's right of repurchase.

(6) Includes 54,999 shares of common stock issuable upon exercise of options within 60 days of December 31, 2000. Also includes 52,800 shares of common stock subject to the Company's right of repurchase.

(7) Includes 62,499 shares of common stock issuable upon exercise of options within 60 days of December 31, 2000. Also includes 105,400 shares of common stock subject to the Company's right of repurchase.

(8) Includes 20,313 shares of common stock issuable upon exercise of options within 60 days of December 31, 2000. Also includes 156,000 shares of common stock subject to the Company's right of repurchase.

(9) Includes 100,000 shares in the Huber Family Trust. Mr. Huber disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares. Includes 69,269 shares of common stock issuable upon exercise of options within 60 days of December 31, 2000. Also includes 50,400 shares of common stock subject to the Company's right of repurchase.

(10) Includes 50,000 shares of common stock issuable upon exercise of immediately exercisable options within 60 days of December 31, 2000. Also includes 292,587 shares of common stock subject to the Company's right of repurchase.

(11) Includes 36,000 shares of common stock issuable upon exercise of immediately exercisable options within 60 days of December 31, 2000.

(12) Includes 36,000 shares of common stock issuable upon exercise of immediately exercisable options within 60 days of December 31, 2000.

(13) Does not include 38,198 shares held by Brobeck, Phleger & Harrison LLP. Mr. Larson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.

(14) Includes 534,362 shares held by the Rekhi Family Trust, 62,111 shares held by the Benjamin Rekhi Trust and 62,111 shares of the Raj-Ann Kaur Rekhi Trust of which Mr. Rekhi is a trustee. Mr. Rekhi disclaims beneficial ownership except to the extent of his pecuniary interest in these shares. Also includes 36,000 shares of common stock issuable upon exercise of immediately exercisable options within 60 days of December 31, 2000.

(15) Shares held in the Wong Family Trust. Mr. Wong disclaims beneficial ownership except to the extent of his pecuniary interest in these shares.

(16) Includes 1,540,637 shares held by entities affiliated with Sigma Partners. Mr. Davoli disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares. Also includes 21,000 shares of common stock issuable upon exercise of immediately exercisable options within 60 days of December 31, 2000.

(17) Includes 36,000 shares of common stock issuable upon exercise of immediately exercisable options within 60 days of December 31, 2000.

(18) Includes 497,080 shares of common stock issuable upon exercise of immediately exercisable or exercisable within 60 days of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following is a description of transactions since January 1, 2000 to which we have been a party and in which the amount involved exceeded $60,000 and any director, executive officer, or security holder that we know owns more than five percent of our capital stock had or will have a direct or indirect material interest.

     In 1995, we established a loan facility for Mr. Bakshi pursuant to which he may borrow up to $100,000 on an evergreen revolving basis. Amounts drawn under the facility are subject to a 6.0% interest rate. Any amounts borrowed are secured by 200,000 shares of common stock pledged by Mr. Bakshi as collateral. In September 1999, the loan facility was extended for an additional year under the same terms and conditions. At December 31, 1999, the principal amount outstanding under this facility was $100,000. The balance was fully repaid in September 2000.

     During 1999 and 2000, we provided products and consulting services to Xpede, Inc. which is partly owned by Mr. Bakshi. As a result of this relationship, we recognized approximately $1,147,000 and $458,000 in revenues in fiscal years 2000 and 1999, respectively.

     In August 2000, we made a $1,000,000 investment in the preferred stock of Tru Markets, Inc., a privately held company and a customer of ours. In January 2001, we provided Tru Markets with a $500,000 bridge loan. As a result of our sales of products and services to Tru Markets, we recognized revenue of approximately $4,752,000 and $1,170,000 in fiscal years 2000 and 1999, respectively. Gary Morgenthaler, one of our directors, is a director of Tru Markets, but was not present when our board of directors, nor when Tru Markets board of directors made the decisions, regarding the foregoing investment and loan. In addition, Mr. Morgenthaler also holds a membership interest in the general partner of a partnership that owns a controlling interest in the outstanding capital stock of Tru Markets. Mr. Morgenthaler holds a voting interest in the managing members and, together with the other managing members, has dispositive and voting powers with respect to the shares of Tru Markets. During March 2001, Tru Markets attempts to obtain sufficient additional financing failed and the company discontinued its operations. Tru Markets' management is currently in the process of selling the company to a company controlled by four major financial institutions. While we will own an investment in the new entity if this transaction is consummated, whether Tru Markets will be able to conclude any such sale is uncertain, as is the value of any such new investment.

     In November 1999, Kevin Ferrell delivered a full-recourse promissory note to us in payment of 100,000 shares of Series F preferred stock we issued to him. The principal amount secured under the note is $556,000. The note bears interest at the rate of 7.00% per annum, compounded annually, and is secured by the purchased shares. The principal balance will become due and payable in one lump sum on the third anniversary of the signing of the note. One half of Mr. Ferrell's base compensation was applied to servicing the note until paid in full. In December 1999, Mr. Ferrell delivered a full-recourse promissory note to us in payment of the exercise price of 400,000 outstanding stock options under our 1997 stock option plan which he received upon joining us. The principal amount secured under the note is $1,200,000. Mr. Ferrell resigned in February 2001. In February 2001, we exercised our right to repurchase 240,000 unvested shares of Mr. Ferrell's 400,000 option shares. The principal amount of the loan was subsequently reduced to $480,000. The principal and interest on Mr. Ferrell's notes are due July 31, 2001.

     In January 2000, Mr. Hewitt delivered a full recourse promissory note to us in payment of the exercise price of stock options issued pursuant to our 1997 Stock Option Plan. The principal amount secured under the note was $1,015,000. The note has a term of three years and bears interest at the rate of 7.00% per annum, compounded annually. Accrued interest becomes due on each anniversary of the signing of the note and the principal balance will become due and payable in on the third anniversary of the signing of the note. The note is secured by pledges of the purchased shares to us and pledges of collateral. The shares and collateral underlying the pledges will be released from the pledges only as the principal balance of the note is paid down. However, the entire unpaid balance of the note will become due and payable upon termination of employment, failure to pay any installment of principal or interest when due, our insolvency or bankruptcy, or in the event we are acquired. None of the shares serving as security for the note may be sold unless the principal portion of the note attributable to those shares and the accrued interest on that principal portion is paid to us. In December 2000, Mr. Hewitt delivered a full recourse promissory note to us in the amount of $375,000. The note is secured by shares of our common stock currently held by us for the previous loan. The note becomes due and payable on January 31, 2002, and bears interest at the prime rate as reported in The Wall Street Journal from time to time and compounded annually. Accrued interest becomes due on each anniversary of the signing of the note. At December 31, 2000 the balance of all loans due from Mr. Hewitt totaled $1,418,620. Mr. Hewitt resigned in March 2001. The principal and interest on these notes is due 90 days following Mr. Hewitt's resignation.

     In January 2001, we provided a guarantee to a financial institution to secure a loan of $1,000,000 made to Mr. Hewitt by the financial institution. The guarantee and the loan were secured with 559,300 shares of our common stock owned by Mr. Hewitt, and Mr. Hewitt delivered a full recourse reimbursement agreement to us. The guarantee can be cancelled by us with five days notice to the financial institution provided the value of the collateral exceeds the loan amount as computed by financial institution.

     On November 30, 1999, December 27, 1999 and January 19, 2000, we issued a total of 3,185,929 shares of Series F preferred stock at a purchase price of $5.56 per share. Of the 3,185,929 shares of Series F preferred stock sold by us, a total of 2,701,319 shares were sold to the following executive officers, directors and greater than 5% stockholders of Versata and persons associated with them for a total purchase price of approximately $15.0 million:

                 NUMBER OF TOTAL PURCHASER                     SHARES      PURCHASE PRICE
                 -------------------------                    ---------    --------------
Rekhi Family Trust..........................................     53,696      $  298,550
Kevin Ferrell...............................................    100,000         556,000
Charles River Partnership VII...............................    140,164         779,312
Vulcan Ventures, Inc........................................    147,852         822,057
Entities affiliated with The Goldman Sachs Group............    182,720       1,015,923
Morgenthaler Venture Partners IV, L.P.......................    408,533       2,271,443
Entities affiliated with Sigma Partners.....................  1,540,607       8,565,700

     We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties, except for loans to officers primarily used to finance acquisitions of our common stock. All future transactions, including loans, if any, between us and our officers, directors and principal stockholders and their affiliates and any transactions between us and any entity with which our officers, directors or 5% stockholders are affiliated will be approved by a majority of the board of directors, including a majority of the independent and disinterested outside directors of the board of directors and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2001.

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

                               POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                      DATE
                        ----                                       -----                      ----
                 /s/ DOUGLAS ROBERTS                              Interim                April 30, 2001
-----------------------------------------------------   Chief Executive Officer and
                   Douglas Roberts                      Executive Vice President of
                                                        World Wide Field Operations

                          *                               Chief Financial Officer,       April 30, 2001
-----------------------------------------------------     Chief Operating Officer,
                    Jim Doehrman                               Secretary and
                                                          Executive Vice President

                          *                                Chairman of the Board         April 30, 2001
-----------------------------------------------------
                  Gary Morgenthaler

                          *                                       Director               April 30, 2001
-----------------------------------------------------
                    Naren Bakshi

                          *                                       Director               April 30, 2001
-----------------------------------------------------
                    Robert Davoli

                          *                                       Director               April 30, 2001
-----------------------------------------------------
                 Donald W. Feddersen

                          *                                       Director               April 30, 2001
-----------------------------------------------------
                   John W. Larson

                          *                                       Director               April 30, 2001
-----------------------------------------------------
                   Kanwal S. Rekhi

                          *                                       Director               April 30, 2001
-----------------------------------------------------
                     Eugene Wong

              *By: /s/ DOUGLAS ROBERTS                  Chief Executive Officer and      April 30, 2001
  ------------------------------------------------      Executive Vice President of
          Douglas Roberts, Attorney-In-Fact             World Wide Field Operations