Form 10-Q
period 2001-03-31
VERSATA INC
filed 2001-05-15
CIK 1034397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2001

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

                         300 Lakeside Drive, Suite 1500
                                OAKLAND, CA 94612
               (Address of principal executive offices)(Zip Code)

                                 (510) 238-4100
              (Registrant's telephone number, including area code)

                                ----------------

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

                                 Yes [X] No [ ]

    As of March 31, 2001, the total number of outstanding shares of the Registrant's common stock was 41,460,490.

                                      INDEX

                                                                                                               PAGE NUMBER
                                                                                                               -----------
                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets At March 31, 2001 And December 31, 2000............................            3

Condensed Consolidated Statements Of Operations For The Three Months Ended March 31, 2001 And 2000.......            4

Condensed Consolidated Statements Of Cash Flows For The Three Months Ended March 31, 2001 And 2000.......            5

Notes To Condensed Consolidated Financial Statements.....................................................            6

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations............           11

Item 3. Quantitative And Qualitative Disclosures About Market Risk.......................................           21

                                    Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................................................................           21

Item 2. Changes In Securities And Use Of Proceeds........................................................           21

Item 4. Submission Of Matters To A Vote Of Security Holders..............................................           22

Item 6. Exhibits And Reports On Form 8-K.................................................................           22

Signatures...............................................................................................           22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERSATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands, unaudited)

                                                                    MARCH 31,      DECEMBER 31,
                                                                      2001            2000
                                                                   ----------      ------------
ASSETS
Current assets:
     Cash and cash equivalents ...............................      $  35,925       $  44,461
     Short-term investments ..................................         16,875          29,926
     Accounts receivable, net of allowance of $1,893 at
          March 31, 2001 and $1,795 at December 31, 2000 .....         10,761          14,177
     Unbilled receivables ....................................          2,712           3,584
     Prepaid expenses and other current assets ...............          2,745           3,075
                                                                    ---------       ---------
              Total current assets ...........................         69,018          95,223
Property and equipment, net ..................................         12,702          11,901
Notes receivable from related parties ........................            108             156
Intangible assets ............................................         11,302          12,205
Other assets .................................................            216             354
                                                                    ---------       ---------
              Total assets ...................................      $  93,346       $ 119,839
                                                                    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................      $   5,650       $   9,040
     Accrued liabilities .....................................         14,784          13,146
     Accrued stock-based compensation ........................          1,372           1,095
     Deferred revenue ........................................          7,327           8,661
     Current portion of long-term debt .......................            125             134
                                                                    ---------       ---------
              Total current liabilities ......................         29,258          32,076
Long-term debt, less current portion .........................            182             218
                                                                    ---------       ---------
              Total liabilities ..............................         29,440          32,294
Stockholders' equity:
     Common stock ............................................             41              41
     Additional paid-in capital ..............................        218,649         226,352
     Notes receivable from stockholders ......................         (2,345)         (3,868)
     Unearned stock-based compensation .......................         (7,324)        (13,870)
     Accumulated other comprehensive income/(loss)............           (219)            166
     Accumulated deficit .....................................       (144,896)       (121,276)
                                                                    ---------       ---------
              Total stockholders' equity .....................         63,906          87,545
                                                                    ---------       ---------
              Total liabilities and stockholders' equity .....      $  93,346       $ 119,839
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

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                           2001           2000
                                                                         --------       --------
Revenue:
  Software license ................................................      $  4,140       $  4,136
  Services and other fees .........................................         6,892          5,970
                                                                         --------       --------
        Total revenue .............................................        11,032         10,106
Cost of revenue:
  Software license ................................................           157            194
  Services (exclusive of stock-based compensation
    of $(815) and $4,048, respectively) ...........................         8,388          5,478
                                                                         --------       --------
        Total cost of revenue .....................................         8,545          5,672
                                                                         --------       --------
Gross profit ......................................................         2,487          4,434
Operating expenses:
  Sales and marketing (exclusive of stock-based
    compensation of $(280) and $5,130, respectively) ..............        11,940         10,189
  Product development (exclusive of stock-based
    compensation of $307 and $1,072  respectively) ................         3,895          1,857
  General and administrative (exclusive of stock-based
    compensation of $(77) and $824, respectively) .................         3,992          2,001
  Stock-based compensation ........................................          (865)        11,074
  Amortization of intangibles .....................................         1,145            190
  Nonrecurring expenses ...........................................         6,909             --
                                                                         --------       --------
               Total operating expenses ...........................        27,016         25,311
Loss from operations ..............................................       (24,529)       (20,877)
Interest income (expense), net ....................................           909            665
                                                                         --------       --------
Net loss ..........................................................      $(23,620)      $(20,212)
                                                                         --------       --------
Change in unrealized gain(loss) on marketable securities ..........            23             --
Change in foreign currency translation adjustments ................          (408)            --
                                                                         --------       --------
Comprehensive Loss ................................................      $(24,005)      $(20,212)
                                                                         ========       ========
Basic and diluted net loss per share ..............................      $  (0.59)      $  (1.33)
                                                                         ========       ========
Weighted average common shares used in computing basic
  and diluted net loss per share ..................................        39,821         15,203
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

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     ------------------------
                                                                                       2001            2000
                                                                                     --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ..................................................................      $(23,620)      $ (20,212)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization .......................................         1,944             406
          Provision for doubtful accounts .....................................           787             376
          Write-down of leasehold improvements and furniture in
             connection with restructuring ....................................         2,894              --
          Stock-based compensation expense ....................................          (865)         11,074
    Change in operating assets and liabilities:
          Trade accounts receivable ...........................................         2,657          (4,191)
          Unbilled receivable .................................................           844             516
          Prepaid expenses and other assets ...................................           319          (1,295)
          Other assets ........................................................           138            (234)
          Accounts payable and accrued liabilities ............................        (1,752)          5,661
          Deferred revenues ...................................................        (1,334)          1,750
                                                                                     --------       ---------
                       Net cash used in operating activities ..................       (17,987)         (6,149)
                                                                                     --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of short-term investments .......................................        13,074              --
   Purchase of property and equipment .........................................        (4,492)         (1,547)
   Decrease in notes receivable from related parties ..........................             2            (289)
   Cash paid for earn-out in connection with past acquisitions ................          (187)           (351)
                                                                                     --------       ---------
                       Net cash used in investing activities ..................         8,397          (2,187)
                                                                                     --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations ...........................           (20)            (21)
    Principal payments on equipment loan ......................................           (25)            (22)
    Net proceeds from issuance of convertible preferred stock .................            --           1,500
    Net proceeds from issuance of common stock ................................            --          96,654
    Proceeds from issuance of common stock under
       employee stock purchase plan ...........................................         1,429              --
    Proceeds from exercise of stock options and warrants ......................            73             783
    Repurchase of common stock from stockholder ...............................            --              (6)
    Payments from stockholders on notes receivable ............................             5             272
    Loans provided to stockholders ............................................            --            (650)
                                                                                     --------       ---------
                       Net cash provided by financing activities ..............         1,462          98,510
                                                                                     --------       ---------
Effects of exchange rate changes on cash and cash equivalents .................          (408)             --
                                                                                     --------       ---------
                       Increase (decrease) in cash and cash equivalents .......        (8,536)         90,174
                                                                                     --------       ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................        44,461          20,655
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................      $ 35,925       $ 110,829
                                                                                     ========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest ......................................      $     14       $      17
                                                                                     ========       =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Common stock issued for notes receivable from stockholders ....................      $     --       $   1,813
                                                                                     ========       =========
Conversion of preferred stock to common stock on date of public offering ......      $     --       $      26
                                                                                     ========       =========
Issuance of convertible preferred stock in connection with acquisition ........      $     --       $   1,087
                                                                                     ========       =========
Notes receivable cancelled in exchange for repurchase of common stock from
 stockholders ..................................................................     $  1,518       $      --
                                                                                     ========       =========


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

The consolidated financial statements include the accounts of Versata, Inc. and its subsidiaries, all of which are wholly and located in North America, Europe, Australia. All intercompany accounts and transactions have been eliminated in consolidation. Versata, Inc. and its subsidiaries are collectively referred to as the "Company" or "Versata."

2.  INTERIM FINANCIAL INFORMATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Versata, Inc. and its wholly-owned subsidiaries. Intercompany accounts have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the financial position at March 31, 2001, and the operating results and cash flows for the three month periods ended March 31, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

The unaudited condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 were effective for all periods beginning after December 31, 1999 and did not have a significant impact on our financial position or results of operations, or cash flows.

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

    The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2001         2000
                                                            --------     --------
Numerator:
  Net Loss ..............................................   $(23,620)    $(20,212)
                                                            ========     ========
Denominator:
  Weighted average shares outstanding ...................     41,328       17,640
  Weighted average unvested shares of common stock
        subject to repurchase ...........................     (1,507)      (2,437)
                                                            --------     --------
  Denominator for basic and diluted calculation .........     39,821       15,203
                                                            ========     ========
Basic and diluted net loss per share ....................   $  (0.59)    $  (1.33)
                                                            ========     ========

    The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods presented (in thousands):


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            ------------------
                                                                            2001         2000
                                                                            -----       ------
Weighted average effect of common stock equivalents:
  Unvested common stock subject to repurchase.........................      1,507        2,437
  Options outstanding.................................................      7,990        6,376
  Shares resulting from the conversion of the:
     Series A convertible preferred stock ............................         --        1,250
     Series B convertible preferred stock ............................         --        3,669
     Series C convertible preferred stock ............................         --        5,231
     Series D convertible preferred stock ............................         --        5,822
     Series E convertible preferred stock ............................         --        3,751
     Series F convertible preferred stock ............................         --        2,658
  Warrants to purchase convertible preferred stock ...................         --          206
  Warrants to purchase common stock ..................................         --          475
                                                                            -----       ------
     Total common stock equivalents excluded from the computation
       of earnings per share as their effect was antidilutive.........      9,497       31,875
                                                                            =====       ======

SEGMENT INFORMATION

    Effective January 1, 1998, our Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Versata identifies its operating segments based on the business activities, management responsibility and geographical location. Revenue for geographic regions reported below are based upon the customers' locations. Following is a summary of the geographic information related to revenues (in thousands):

                                      THREE MONTHS ENDED MARCH 31,
                                      --------------------------
                                         2001            2000
                                      ----------      ----------
Software license revenue:

             United States            $    2,339      $    3,088
             Europe                        1,661             995
             Other international             140              53
                                      ----------      ----------
                                           4,140           4,136

Services revenue:

             United States            $    5,292      $    5,622
             Europe                        1,263             348
             Other international             337               -
                                      ----------      ----------
                                           6,892           5,970

Total revenue:

             United States            $    7,631      $    8,710
             Europe                        2,924           1,343
             Other international             477              53
                                      ==========      ==========
                                      $   11,032      $   10,106
                                      ==========      ==========

    Long-lived assets, predominantly intangibles and property, plant and equipment, are based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of March 31, 2001, and December 31, 2000, approximately $23,235,000 and $23,308,000, respectively, of long-lived assets were located in the United States, $943,000 and $1,054,000, respectively, were located in Europe, and $150,000 and $254,000, respectively, were located elsewhere.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and that the corresponding derivative gains or losses be reported either in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to these derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133, which amended the accounting and reporting standards for certain derivative instruments and hedging activities. Accordingly, we have adopted SFAS No. 133 in the quarter ending March 31, 2001, and the adoption did not have a material impact on our financial condition or results of operations or cash flows.

4.  Comprehensive Income

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

    Total comprehensive loss was $24.0 million and $20.2 million for the quarters ended March 31, 2001 and 2000, respectively. Total comprehensive loss consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

5.  Nonrecurring Expenses

    On January 9, 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 13%. This reduction primarily reflected a shift in the strategy of our services organization.

    In March 2001, the Company announced a restructuring plan to streamline operations, enhance customer focus and reduce costs. Overall expense reductions were necessary both to lower existing cost structure and to better align the work force with customer needs. The restructuring plan was precipitated by the changing economic conditions and declining revenues from recent past quarters. Management effected the restructuring plan during the first quarter of 2001 by eliminating certain employee positions and is reducing office space and related overhead expenses beginning in the second quarter of 2001. We expect that the majority of the remaining restructuring actions such as office closures and subleasing will be completed by the end of the third quarter of 2001. Obligations related to subleasing may continue until 2008 as estimated and accrued for as of March 31, 2001.

    The following table summarizes the components of the restructuring and other nonrecurring expenses, by geographic region (in thousands):

                                                                                                                  Total
                                                                                                               Restructuring
                                                           Office        Asset                                   and other
                                            Employee     Subleasing     Disposal   Nonrecoverable    Other     Nonrecurring
                                            Severance      Costs         Losses         Loan         Costs        Costs
                                           -----------  ------------   ----------  --------------   -------   --------------
United States                                $1,033        $1,703        $3,210        $  500        $  334        $6,780
EMEA                                            111            --            --            --            --           111
Canada and Asia Pacific                          18            --            --            --            --            18

                                             ------        ------        ------        ------        ------        ------
Consolidated expense, March 31, 2001          1,162         1,703         3,210           500           334         6,909

Cash payments prior to March 31, 2001           458           238         2,895           500           161         4,252

                                             ------        ------        ------        ------        ------        ------
Accrual balance, March 31, 2001              $  704        $1,465        $  315        $   --        $  173        $2,657
                                             ======        ======        ======        ======        ======        ======

6.  Subsequent Events

    In January, 2001, we provided a guarantee to a financial institution to secure a loan of $1,000,000 made to an officer of our Company by the financial institution. The guarantee and the loan were secured with 559,300 shares of our Company's common stock owned by the officer and the officer delivered a full recourse reimbursement agreement to our Company. In April, 2001, the financial institution requested payment of the loan and we paid $988,000 under our guarantee obligations. In connection with the payment by our Company, we received the right to receive proceeds from the remaining 549,300 shares from the officer as well as a guarantee to repay any amounts due in excess of the value of the shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Versata should be read in conjunction with the condensed consolidated financial statements of Versata and the accompanying notes included in this Form 10-Q. This discussion contains forward-looking statements within the meaning of the Private Securities Act of 1995. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements are based on management's current expectations, assumptions and projections and entail various risks and uncertainties including those set forth below under "Risk Factors That May Affect Future Results," that could cause actual results to differ materially from those projected in the forward-looking statements. Versata undertakes no obligation to revise or publicly revise or publicly release the results of any revision to these forward looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

    OVERVIEW

    We provide a comprehensive suite of software and services that enables our customers to rapidly deploy business software applications that can be modified quickly to meet constantly changing business requirements. From our incorporation in August 1991 through December 1994, we were a professional services company and generated revenue from technical consulting projects. In January 1995, we commenced development efforts on our initial software products, from which we generated revenue from late 1995 through early 1998. In September 1996, we began development of our first Web-based software product, which we began shipping commercially in September 1997. In September 1998, we introduced the first generation of what is now our Suite of software products. To date, we have licensed our products and provided services to approximately 500 customers around the world.

    We derive our revenue from the sale of software product licenses and from related services. Our software is priced on a per server basis. Software license revenue also includes product maintenance, which provides the customer with unspecified software upgrades over a specified term, typically twelve months. Services revenue consists of fees from professional services and customer support. Professional services include consulting, training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Customers typically purchase these professional services from us to enlist our support by way of training and mentoring activities directed at optimizing the customer's use of our software product. Professional services are sold generally on a time-and-materials basis, while customer support is priced based on the particular level of support chosen by the customer.

    We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition. Software license revenue is recognized when both parties sign a license agreement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred. Our customers usually purchase maintenance agreements for product updates, and revenue is recognized ratably over the term of the agreement, typically one year, as a component of software license revenue. We bill professional service fees generally on a time-and-materials basis and recognize revenue as the services are performed. Services are not generally essential to the functionality of the software. In instances where the services are deemed essential to the software, both the software license and consulting fees are recognized using the percentage-of-completion method of contract accounting. Fees from arrangements that provide for extended payment terms are recognized as revenue when payments become due. The portion of fees related to either products delivered or services rendered which are not due under our standard payment terms is reflected in deferred revenue and in unbilled receivables until payments become due. Deferred revenue balances also include amounts billed in advance of services rendered.

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

    Our revenue to date has been derived predominantly from customers in the United States. Net revenues from international sales represented 30.8% of our total revenue in the first quarter of 2001 and 13.8% of our total revenue in the first quarter of 2000.

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

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $144.9 million and $121.3 million as of March 31, 2001 and December 31, 2000, respectively.

    On January 9, 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 13%. This reduction primarily reflected a shift in the strategy of our services organization.

    In March 2001, we announced a restructuring effort to realign the company's expenses with a business plan geared to the changing economy. This restructuring was designed to align the workforce with customer needs and focus on core business products. The restructuring plan includes the discontinuation of further development of non-core business products, facility consolidations, and a reduction in total staff, including domestic and international employees and contractors, including staff in our subsidiaries, of approximately 30%. We expensed $6.9 million for restructuring and other non-recurring expenses in the first quarter of 2001.

    RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage revenues represented by certain lines in our Condensed Consolidated Statements of Operations:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31
                                                            -------------------
                                                             2001         2000
                                                            ------       ------
Revenue:
  Software license ...................................        37.5%        40.9%
  Services ...........................................        62.5         59.1
                                                            ------       ------
Total revenue ........................................       100.0        100.0
                                                            ------       ------
Cost of Revenue:

  Software license ...................................         1.4          1.9
  Services ...........................................        76.0         54.2
                                                            ------       ------
Total cost of revenue ................................        77.4         56.1
Gross profit .........................................        22.6         43.9
Operating expense:
  Sales and marketing ................................       108.2        100.8
  Product development ................................        35.3         18.4
  General and administrative .........................        36.2         19.8
  Stock-based compensation ...........................        -7.8        109.6
  Amortization of intangibles ........................        10.4          1.9
  Nonrecurring Expense ...............................        62.6
                                                            ------       ------
Total operating expense ..............................       244.9        250.5
Loss from operations .................................      -222.3       -206.6

  Interest income (expense)
  Other, net .........................................         8.2          6.6
                                                            ------       ------
Net loss .............................................      -214.1%      -200.0%
                                                            ======       ======

    REVENUE

    Total revenue consists of software license revenue and services revenue. Total revenue increased by $0.9 million, or 9.1%, from $10.1 million in the first quarter of 2000 to $11.0 million in the first quarter of 2001. This increase is principally attributable to the growth in new customers, repeat business from existing customers and growth in international markets.

    Software License Revenue

    Software license revenue was $4.1 million in both quarters ended March 31, 2001 and 2000. Software license revenues decreased in the number of licenses sold domestically, which was offset by the growth in international sales. As a result of the growth of our international operations, software license revenue from international sales increased by $0.3 million or 18.6% from $1.4 million in the first quarter of 2000 to $1.7 million in the first quarter of 2001.

    Services Revenue

    Services revenue increased by $0.9 million, or 15.4%, from $6.0 million in the first quarter of 2000 to $6.9 million in the first quarter of 2001. These increases were attributable to growth in the number of customers and support contracts. Services revenue from international customers increased by $0.8 million or 173.9% from $0.5 million in first quarter 2000 to $1.3 million in first quarter of 2001.

    COST OF REVENUE

    Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue increased by $2.9 million, or 50.8%, from $5.7 million in the first quarter of 2000 to $8.6 million in the first quarter of 2001. These increases were mainly attributable to the increase of cost of consulting, training and customer support.

    Cost of Software License Revenue

    Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue decreased by $37,000 or 19.1%, from $194,000 in the first quarter of 2000 to $157,000 in the first quarter of 2001. These decreases were attributable to a change in the mix of royalty rates paid to third parties.

    Cost of Services Revenue

    Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue increased by $2.9 million, or 53.1%, from $5.5 million in the first quarter of 2000 to $8.4 million in the first quarter of 2001. These increases were principally due to an increase in the number of our consulting, training and customer support personnel compared to the same period last year.

    OPERATING EXPENSES

    Operating expense increased by $1.7 million, or 6.8%, from $25.3 million in the first quarter of 2000 to $27.0 million in the first quarter of 2001. The majority of these increases were due to the nonrecurring charge of $6.9 million, which is related to the restructuring effort to realign the company's expenses with a business plan geared to the changing economy in the first quarter of 2001. The balance of the increases were due to increased investments in our operations and an increase in amortization of intangibles as a result of an acquisition made in 2000. These increases were offset by a decrease in stock-based compensation. Excluding the non-cash charges relating to stock-based compensation and nonrecurring charges, operating expense in the first quarter of 2001 was $21.0 million, a 47.36% increase over $14.2 million in operating expense in the first quarter of 2000.

    Sales and Marketing

    Sales and marketing expense consists of salaries, commissions, and expense from our sales offices, travel and entertainment expense and marketing programs. Sales and marketing expense increased by $1.8 million, or 17.2%, from $10.2 million in the first quarter of 2000 to $11.9 million in the first quarter of 2001. These increases were attributable to growth in the number of sales employees in North America, as well as the expansion of our international sales operations. As a percentage of total revenue, sales and marketing increased from 100.8% in the first quarter of 2000 to 108.2% in the first quarter of 2001 due to investments made to improve our market position and expand our distribution channels.

    Product Development

    Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense increased by $2.0 million, or 109.7%, from $1.9 million in the first quarter of 2000 to $3.9 million in the first quarter of 2001. These increases were primarily attributable to increases in the number of personnel in Versata's product development and engineering organization. As a percentage of total revenue, product development expense increased from 18.4% in the first quarter of 2000 to 35.3% in the first quarter of 2001. To date, all software development costs have been expensed in the period incurred.

    General and Administrative

    General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and allowance for doubtful accounts. General and administrative expense increased by $2.0 million, or 99.5%, from $2.0 million in the first quarter of 2000 to $4.0 million in the first quarter of 2001. These increases were attributable to a growing number of employees and an increase in insurance and other costs to support a publicly traded company. As a percentage of total revenue, general and administrative expense increased from 19.8% in the first quarter of 2000 to 36.2% in the first quarter of 2001, as the revenue base only increased slightly in the first quarter of 2001 compared to the same period of 2000.

    Stock-Based Compensation

    Stock-based compensation expense includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. We incurred a non-cash charge (credit) of $(0.9) million for the first quarter of 2001 as compared to $11.1 million in the first quarter of 2000, related to the issuance of stock options with exercise prices below fair market value on the date of grant. The credit in the first quarter of 2001 relates to the impact of option cancellations for terminated employees exceeding the amortization for the period. Additional unvested outstanding options will continue to vest over the next 38 months, which will result in additional compensation expense of approximately $7.3 million in the aggregate in periods subsequent to March 31, 2001, which will be charged to operations over the next 38 months.

    Amortization of Intangibles

    We incurred non-cash charges of $1.1 million in the first quarter of 2001 for the amortization of goodwill related to the acquisitions of Pragma6 in the fourth quarter of 1999, the acquisitions of McGilly and Webink in the first quarter of 2000, and the acquisitions of Verve, Inc in the fourth quarter of 2000. There were no such charges in the first quarter of 2000. Goodwill of approximately $11.3 million will continue to be charged to operations ratably over the period of benefit, which is three years.

    Nonrecurring Expenses

    Nonrecurring expenses primarily relate to severance and office consolidation costs. In March 2001, the Company announced a restructuring plan to streamline operations, enhance customer focus and reduce costs. Overall expense reductions were necessary both to lower existing cost structure and to better align the work force with customer needs. The restructuring plan was precipitated by the changing economic conditions and declining revenues from recent past quarters. Management effected the restructuring plan during the first quarter of 2001 by eliminating certain employee positions and is reducing office space and related overhead expenses beginning in the second quarter of 2001. We expect that the majority of the remaining restructuring actions such as office closures and subleasing will be completed by the end of the third quarter of 2001. Obligations related to subleasing may continue until 2008 as estimated and accrued for as of March 31, 2001. We had nonrecurring expenses of $6.9 million in the first quarter of 2001. There were no such charges in the first quarter of 2000.

    Interest Income (Expense), Net

    Interest income (expense), net is primarily comprised of interest income from our cash and investments. We had net interest income of $909,000 for the first quarter of 2001 compared to net interest income of $665,000 for the first quarter of 2000. These increases were principally due to interest income earned from higher average cash balances during the first quarter of 2001 compared to the first quarter of 2000.

    Provision for Income Taxes

    We have incurred operating losses for all periods from inception through March 31, 2001. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain.

    LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of March 31, 2001, we had $52.8 million in cash and cash equivalents and short-term investments and $39.8 million in working capital. Net cash used in operating activities was $18.0 million in the first quarter of 2001 and $6.1 million in the first quarter of 2000. Net cash flows used by operating activities in each period reflect increasing net losses, offset by non-cash expenses including stock-based compensation, nonrecurring charge due to fixed asset write-off, depreciation, amortization, and provision for doubtful accounts. The use of operating cash was also impacted to a lesser extent by changes in working capital.

    Net cash provided in investing activities was $8.4 million in the first quarter of 2001 and net cash used in investing activities was $2.2 million in the first quarter of 2000. The increase in cash provided in investing activities during the first three months of 2001 primarily reflects the maturities of short-term investments of $13.1 million, net of purchases of $4.5 million of property and equipment. Our capital expenditures consisted primarily of purchases of office furniture, equipment and leasehold improvements in connection with the relocation of the Company's headquarters in the first quarter of 2001.

    Net cash provided by financing activities was $1.5 million in the first quarter of 2001 and $98.5 million in the first quarter of 2000.

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

    The revenue growth of our business depends on the overall demand for computer software, particularly in the product segments in which we compete. Any slowdown of the worldwide economy affects the buying decision of corporate customers. Because our sales are primarily to Global 2000 customers, our business also depends on general economic and business conditions. A reduction in demand for computer software, caused by a weakening of the economy, such as occurred in 2001, or otherwise, may result in decreased revenues or lower revenue growth rates.

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

     Accordingly, our quarterly results are difficult to predict until the end of the quarter. Delays in product delivery or closing of sales near the end of a quarter caused quarterly revenues and net income to fall significantly short of anticipated levels in the first quarter of 2001, and given the current economic slowdown, may well occur in future quarters.

     Our license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. We typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Since our operating expenses are relatively fixed and are based on anticipated revenue levels, a delay in bookings from even a small number of license transactions could cause significant variations in revenues quarter to quarter and could cause net income to fall significantly short of anticipated levels. As an example, the dollar amounts of large orders for our products have been increasing and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, due to cancellations, delays, or deferrals by customers. This circumstance occurred in the first quarter of 2001. Revenue shortfalls below our expectations could have an immediate and significant adverse effect on our results of operations.

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

THE PRIVATE SECURITIES CLASS ACTION LAWSUITS AGAINST US AND CERTAIN OF OUR DIRECTORS AND OFFICERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We and certain of our directors and officers have been named as defendants in several private securities class action lawsuits. Other litigation and inquiries may be instituted. Depending on the outcome of such litigation, we may be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these matters, we may incur substantial defense costs and that such actions may cause a diversion of management time and attention.

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

ANY POTENTIAL DELISTING OF VERSATA'S COMMON STOCK FROM THE NASDAQ NATIONAL MARKET COULD HARM OUR BUSINESS.

     Versata's common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that Versata's common stock have a minimum bid price of $1.00 per share. On May 14, 2001, Versata's common stock closed at a price per share of $1.28.

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

    We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of March 31, 2001, we had an accumulated deficit of $144.9 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

    Our success depends largely on the skills, experience and performance of the members of our senior management team and other key personnel, including our Interim Chief Executive Officer and Executive Vice President of Worldwide Field Operations, our Chief Operating Officer and Chief Financial Officer, and our Vice President of Human Resources, each of whom have joined us recently. As a result, our senior management team has had a limited time to work together. If they are unable to work together effectively and manage our organization as a public company, our business will suffer. Furthermore, if we lose officers or other key employees, our business and operating results could be seriously harmed. We do not maintain key person insurance on any of our employees. In addition, our future success will depend largely on our ability to continue to attract, train and retain highly skilled personnel. We face intense competition for qualified personnel including sales, engineering, service and support. Furthermore, the cash compensation necessary to attract and retain these skilled employees is likely to increase as current and prospective employees may perceive that the stock option component of our compensation package is not as valuable as it was in the past. If we are unable to hire and retain additional qualified employees, our business could suffer, particularly our ability to develop new products and enhance our existing products.

OUR LIMITED EXPERIENCE IN MANAGING A LARGE SALES FORCE MAY IMPAIR OUR ABILITY TO EXPAND SALES AND GENERATE INCREASED REVENUE.

    Until recently, we did not have a large direct sales force. Despite the recent reductions in force in the first quarter of 2001, we have expanded our direct sales force over the past year.

Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. Newly hired employees require extensive training and generally take at least nine months to achieve full productivity. We have limited experience in managing a large, expanding, geographically dispersed sales force. In addition, we have limited experience marketing our products broadly to a large number of potential customers. We may have difficulty in hiring enough qualified individuals in the future or assuring that newly hired employees will achieve necessary levels of productivity.

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

WE MAY INCUR SUBSTANTIAL EXPENSES IF WE ARE SUED FOR PRODUCT LIABILITY.

    Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of customers' use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition. Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software was not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

SINCE THE LICENSING OF OUR AUTOMATION TECHNOLOGY IS A KEY COMPONENT OF SALES, OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUT INTELLECTUAL PROPERTY.

    Approximately 37.5% of our revenue in the first quarter of 2001 was derived from the sales of software product licenses. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. We currently have a U.S. patent relating to our automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. In addition, we have a U.S. patent pending relating to our business rules automation in database application development and maintenance. We cannot predict whether this patent application will result in an issued patent, or if a patent is issued, whether it will provide any meaningful protection. Moreover, these legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use our proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success and could seriously harm our business and operating results. In addition, we sell our products internationally, and the laws of many countries do not protect our proprietary rights as well as do the laws of the United States. Our patent and future patents, if any, may be successfully challenged or may not provide us with any competitive advantages.

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

FOREIGN CURRENCY RISKS. As of March 31, 2001, Versata had operating subsidiaries located in the United Kingdom, Germany, Belgium, Hong Kong, Australia, and France. Internationally, Versata invoices customers primarily in U.S. dollars and we maintain only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We do not currently enter into foreign currency hedge transactions. Through March 31, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SECURITIES CLASS ACTION

Since April 11, 2001, several putative securities class action complaints were filed against us, and certain of our current and former officers and directors. The complaints allege violations of the federal securities laws. The complaints seek an unspecified amount of damages on behalf of persons who purchased our stock during the proposed class periods.

We intend to defend these actions vigorously. There can be no assurance that there will not be additional lawsuits filed and that the pending actions will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

    During the period from January 1, 2000 to March 31, 2001, employees of Versata exercised options to purchase 92,267 shares of common stock at a weighted average exercise price of $0.81 per share. The options were granted pursuant to our 1997 Stock Option Plan. We sold these securities in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are included herein:

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
-------                       -----------------------
      2.1(1)       Agreement and Plan of Reorganization by and among Versata, Inc., VATA Acquisition Corp.,
                   Verve, Inc. and Certain Shareholders of Verve, Inc., dated October 18, 2000
      3.1(2)       Amended and Restated Certificate of Incorporation of Versata.
      3.2(2)       Amended and Restated Bylaws of Versata.
      4.1(2)       Form of Specimen Common Stock Certificate.
     10.1(2)*      2000 Stock Incentive Plan of Versata.
     10.2(2)*      Employee Stock Purchase Plan of Versata.
     10.3(2)       Fourth Amended and Restated Investors' Rights Agreement, among Versata and some of its stockholders, dated November 30, 1999.
     10.4(2)       Form of Indemnification Agreement to be entered into between Versata and each of its directors and executive officers.
     10.5(2)       Office Lease dated June 17, 1997, between Versata and Webster Street Partners, Ltd., for
                   2101 Webster.
     10.6(2)       Agreement of Sublease dated October 18, 1999, between Versata and ICF Kaiser International, Inc.
     10.7(2)       Loan and Security Agreement, dated January 23, 1997, between Versata and Venture Banking
                   Group, a division of Cupertino National Bank, as amended September 22, 1998.
     10.8(2)       Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix
                   Leasing Incorporated, as amended on October 1, 1999.
     10.9(2)+      Joint Product and Marketing Agreement, dated September 27, 1999, between Versata and IBM.
     10.10(3)      Lease agreement, dated as of April 10, 2000, by and between Versata and Kaiser Center,
                   Inc. for the sublease of office space in Oakland, CA.
     10.11(4)      Software Remarketing Agreement, effective September 27, 2000, between Versata and
                   International Business Machines Corporation.
     21.1**        Subsidiaries of Versata.


+ Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*    Management contract or compensatory plan or arrangement.

**   Previously filed.

(1)  Incorporated by reference from the Company's Form 8-K dated December 1,
     2000.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-92451).

(3)  Incorporated by reference from the Company's Form 10-Q dated August 14,
     2000.

(4) Incorporated by reference from the Company's Form 10-Q dated September 24, 2000.


(b) Reports on Form 8-K:

    The Company filed an Amended Current Report on Form 8-K/A, dated January 30, 2001, containing Verve, Inc.'s consolidated financial statements for the year ended June 30, 2000.


                                 VERSATA, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSATA, INC.

Date: May 15, 2001                      /s/  DOUGLAS ROBERTS
                                        ----------------------------------------
                                             Interim Chief Executive Officer
                                             and Executive Vice President of
                                             Worldwide Field Operations

                                        /s/  JIM DOEHRMAN
                                        ----------------------------------------
                                             Chief Operating Officer,
                                             Chief Financial Officer, Secretary
                                             and Executive Vice President