Form 10-Q
period 2001-06-30
VERSATA INC
filed 2001-08-14
CIK 1034397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

Commission file number 000-29757

VERSATA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	68-0255203 (I.R.S. Employer Identification No.)

300 Lakeside Drive, Suite 1500
OAKLAND, CA 94612
(Address of principal executive offices)(Zip Code)

(510) 238-4100
(Registrant’s telephone number, including area code)

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

Yes  [X]     No  [   ]

     As of July 31, 2001, the total number of outstanding shares of the Registrant’s common stock was 42,402,809.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERSATA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, unaudited)

	JUNE 30,	DECEMBER 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$20,142	$39,272

Short-term investments	10,298	29,926

Accounts receivable, net of allowance of $2,063 at June 30, 2001 and $1,795 at December 31, 2000	12,954	14,177

Unbilled receivables	2,656	3,584

Prepaid expenses and other current assets	2,067	3,075

Total current assets	48,117	90,034

Restricted cash	5,351	5,189

Property and equipment, net	11,903	11,901

Notes receivable from related parties	104	156

Intangible assets	10,120	12,205

Other assets	206	354

Total assets	$75,801	$119,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,454	$9,040

Accrued liabilities	8,611	13,146

Accrued restructuring	1,401	—

Accrued stock-based compensation	—	1,095

Deferred revenue	9,366	8,661

Current portion of long-term debt	116	134

Total current liabilities	22,948	32,076

Accrued restructuring, less current portion	555	—

Long-term debt, less current portion	239	218

Total liabilities	23,742	32,294

Stockholders’ equity:

Common stock	44	41

Additional paid-in capital	215,098	226,352

Treasury stock	(1,383)	—

Notes receivable from stockholders	(926)	(3,868)

Unearned stock-based compensation	(4,142)	(13,870)

Accumulated other comprehensive income (loss)	(452)	166

Accumulated deficit	(156,180)	(121,276)

Total stockholders’ equity	52,059	87,545

Total liabilities and stockholders’ equity	$75,801	$119,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Revenue:

Software license	$5,991	$6,077	$10,131	$10,213

Services and other fees	4,868	7,798	11,760	13,768

Total revenue	10,859	13,875	21,891	23,981

Cost of revenue:

Software license	149	221	306	415

Services (exclusive of stock-based compensation of $(82) and $1,770 for the three months ended June 30, 2001 and 2000, respectively, and $(897) and $5,818 for the six months ended June 30, 2001 and 2000, respectively)	5,136	7,596	13,524	13,074

Total cost of revenue	5,285	7,817	13,830	13,489

Gross profit	5,574	6,058	8,061	10,492

Operating expenses:

Sales and marketing (exclusive of stock-based compensation of $(535) and $3,603 for the three months ended June 30, 2001 and 2000, respectively and $(815) and $8,734 for the six months ended June 30, 2001 and 2000, respectively)	8,657	11,493	20,597	21,682

Product development (exclusive of stock-based compensation of $(946) and $847 for the three months ended June 30, 2001 and 2000, respectively and $(639) and $1,918 for the six months ended June 30, 2001 and 2000, respectively)	2,650	2,166	6,545	4,023

General and administrative (exclusive of stock-based compensation of $(151) and $515 for the three months ended June 30, 2001 and 2000, respectively, and $(228) and $1,339 for the six months ended June 30, 2001 and 2000, respectively)	3,045	3,048	7,037	5,049

Stock-based compensation	(1,714)	6,735	(2,579)	17,809

Amortization of intangibles	1,152	237	2,297	427

Restructuring and other expenses	3,504	—	10,413	—

Total operating expenses	17,294	23,679	44,310	48,990

Loss from operations	(11,720)	(17,621)	(36,249)	(38,498)

Interest income (expense), net	489	1,619	1,398	2,284

Other income (expense), net	(53)	—	(53)	—

Net loss	$(11,284)	$(16,002)	$(34,904)	$(36,214)

Unrealized loss on marketable securities	(37)	(36)	(14)	(36)

Foreign currency translation gain (loss)	(195)	372	(603)	372

Comprehensive Loss	$(11,516)	$(15,666)	$(35,521)	$(35,878)

Basic and diluted net loss per share	$(0.28)	$(0.42)	$(0.87)	$(1.37)

Weighted average common shares used in computing basic and diluted net loss per share	40,164	37,698	39,949	26,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(34,904)	$(36,214)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,964	915

Provision for doubtful accounts	1,159	1,136

Forgiveness of promissory notes in excess of value of shares received	598	—

Write-down of leasehold improvements and office furniture in connection with restructuring	2,894	—

Stock-based compensation expense	(2,579)	17,809

Change in operating assets and liabilities:

Trade accounts receivable	(232)	(8,858)

Unbilled receivables	900	(200)

Prepaid expenses and other current assets	899	(1,070)

Restricted cash	(162)	(5,059)

Other assets	148	(128)

Accounts payable and accrued liabilities	(10,121)	4,105

Accrued restructuring	1,956	—

Deferred revenues	705	2,807

Net cash used in operating activities	(34,775)	(24,757)

CASH FLOWS FROM INVESTING ACTIVITIES:

Maturities of short-term investments	19,614	—

Purchases of short-term investments	—	(32,202)

Purchase of property and equipment	(4,749)	(3,887)

Proceeds from sale of property and equipment	283	—

Decrease (increase) in notes receivable from related parties	6	(146)

Purchase of intangible assets	—	(250)

Cash paid in connection with acquisitions and subsequent earnout payments	(187)	(101)

Net cash provided by (used in) investing activities	14,967	(36,586)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on capital lease obligations	(38)	(12)

Principal payments on equipment loan	(52)	(44)

Net proceeds from issuance of convertible preferred stock	—	1,500

Net proceeds from issuance of common stock	—	96,654

Proceeds from issuance of common stock under employee stock purchase plan	1,429	—

Proceeds from exercise of stock options and warrants	101	1,589

Repurchase of common stock from stockholders	(24)	(6)

Purchase of treasury stock from former officer	(464)	—

Payments from stockholders on notes receivable	5	429

Loans provided to stockholders	—	(650)

Net cash provided by financing activities	957	99,460

Effects of exchange rate changes on cash and cash equivalents	(279)	372

Increase (decrease) in cash and cash equivalents	(19,130)	38,489

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,272	20,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,142	$59,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$28	$32

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for notes receivable from stockholders	$—	$1,813

Conversion of preferred stock to common stock on date of public offering	$—	$26

	SIX MONTHS ENDED
	JUNE 30,

	2001	2000

Issuance of convertible preferred stock in connection with acquisition	$—	$1,087

Property and equipment obtained through capital lease	$—	$30

Acquisition of treasury stock in exchange for cancellation of note	$919	$—

Notes receivable cancelled in exchange for repurchase of common stock from stockholders	$1,518	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Our Company

     Versata, Inc. was incorporated on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata, Inc. helps the world’s leading companies achieve true business agility by enabling them to create business rules for their business policies and processes, which are used to automate the development of transaction-intensive, process-oriented applications.

2. Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of June 30, 2001, and for the three and six month periods ended of June 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Versata, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company” or “Versata.”). Intercompany accounts have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the financial position at June 30, 2001, and the operating results for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six month periods ended June 30, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2000.

     The unaudited condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

     Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year. The restricted cash balances have been reclassified as a separate caption in the Consolidated Balance Sheet as of December 31, 2000.

3. Summary of Significant Accounting Policies

Revenue Recognition

     Our Company derives revenue from two sources as follows: (i) software license and maintenance revenue to end users, value added resellers (VARs), system integrators, independent software vendors, and application service providers; and (ii) service revenue which includes consulting, training services and customer support. Our Company records revenue from licensing of software products to end-users when a license agreement is signed by both parties, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. Generally, our Company provides payment terms that range from thirty days to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed and determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, our Company recognizes revenue for the delivered elements based upon the residual method. Undelivered elements consist primarily of post contract customer support (“PCS”) and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. Our Company recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and the support contracts, which is generally twelve months. For revenue related to consulting services, our Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting.

Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and, prior to our public offering, incremental preferred shares issuable upon the exercise of warrants, and shares issuable upon conversion of the Series A, Series B, Series C, Series D, Series E and Series F convertible preferred stock.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Numerator:

Net Loss	$(11,284)	$(16,002)	$(34,904)	$(36,214)

Denominator:

Weighted average shares outstanding	42,900	40,117	42,070	28,756

Weighted average unvested shares of common stock subject to repurchase	(2,736)	(2,419)	(2,121)	(2,312)

Denominator for basic and diluted calculation	40,164	37,698	39,949	26,444

Basic and diluted net loss per share	$(0.28)	$(0.42)	$(0.87)	$(1.37)

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods presented (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Weighted average effect of common stock equivalents:

Unvested common stock subject to repurchase	2,736	2,419	2,121	2,312

Options outstanding	9,901	6,913	9,529	6,645

Shares resulting from the conversion of the:

Series A convertible preferred stock	—	—	—	625

Series B convertible preferred stock	—	—	—	1,834

Series C convertible preferred stock	—	—	—	2,616

Series D convertible preferred stock	—	—	—	2,911

Series E convertible preferred stock	—	—	—	1,876

Series F convertible preferred stock	—	—	—	1,329

Warrants to purchase convertible preferred stock	—	95	—	151

Warrants to purchase common stock	—	240	—	357

Total common stock equivalents excluded from the computation of earnings per share as their effect was antidilutive	12,637	9,667	11,650	20,656

     In April of 2001, the Company approved the issuance of 2,585,473 shares of common stock to certain of its officers, which are subject to repurchase by the Company. The repurchase rights relating to 1,382,873 of the shares expire over two years, while the remaining 1,202,600 shares granted are subject to repurchase rights which expire over 50 months. The issuance of the 2,585,473 shares resulted in stock-based compensation expense of $100,000 in the second quarter of 2001. An additional $565,000 has been recorded as unearned stock-based compensation and will be expensed on an accelerated basis over the remaining 48 months in which the repurchase rights expire. In connection with the issuance of restricted shares, 1,479,291 stock options held by the same officers were cancelled.

Segment Information

     Effective January 1, 1998, our Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Versata identifies its operating segments based on the business activities, management responsibility and geographical location. Revenue for geographic regions reported below are based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2001	2000	2001	2000

Software license revenue:

United States	$2,474	$4,302	$4,813	$7,390

Europe	3,517	1,459	5,178	2,454

Other international	—	316	140	369

	$5,991	$6,077	$10,131	$10,213

Services revenue:

United States	$3,746	$6,308	$9,038	$11,930

Europe	1,122	1,490	2,385	1,838

Other international	—	—	337	—

	$4,868	$7,798	$11,760	$13,768

Total revenue:

United States	$6,220	$10,610	$13,851	$19,320

Europe	4,639	2,949	7,563	4,292

Other international	—	316	477	369

	$10,859	$13,875	$21,891	$23,981

     Long-lived assets, predominantly intangibles and property, plant and equipment, are based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of June 30, 2001, and December 31, 2000, approximately $21,083,000 and $22,798,000, respectively, of long-lived assets were located in the United States, $836,000 and $1,054,000, respectively, were located in Europe, and $104,000 and $254,000, respectively, were located elsewhere.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and that the corresponding derivative gains or losses be reported either in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to these derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until fiscal years commencing after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement No. 133, which amended the accounting and reporting standards for certain derivative instruments and hedging activities. Accordingly, we have adopted SFAS No. 133 in the quarter ending March 31, 2001, and the adoption did not have a material impact on our financial condition or results of operations or cash flows.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

4. Restructuring and Other Expenses

     In January 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 70 people, or 13% of the total workforce. This reduction impacted all departments, but primarily reflected a shift in the strategy of our services organization.

     In March 2001, the Company announced a restructuring plan to streamline operations, enhance customer focus and reduce costs. Overall expense reductions were necessary both to lower existing cost structure and to better align the work force with customer needs. The restructuring plan was precipitated by the changing economic conditions and declining revenues from recent past quarters. Management effected the restructuring plan during the first quarter of 2001 by eliminating approximately 107 employees and contractor positions in all departments and reducing office space and related overhead expenses beginning in the second quarter of 2001. In connection with the reduction in office space, certain leasehold improvements and office furniture totaling $2.9 million were written off and included in restructuring and other expenses in the first quarter of 2001.

     Our Company holds an investment in the preferred stock of Tru Markets, Inc., a privately held corporation. In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000 the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee’s attempts to obtain sufficient additional financing failed and the investee began efforts to sell the Company. The $500,000 loan was recorded in restructuring and other expenses in the first quarter of 2001. In June 2001, Tru Markets, Inc. was acquired by MortgageSight Holding LLC (“MortgageSight”) and our investment and loan were converted to 22.122 shares of preferred stock, or less than 1% of MortgageSight.

     In April 2001, we expensed our deductible amount for directors’ and officers’ liability insurance of $350,000 as restructuring and other expenses. This is a result of securities class action complaints filed against us and several of our current and former officers and directors (see Note 6).

     In May 2001, the Company took further actions to restructure and streamline operations which consisted primarily of additional reductions of approximately 50 employee positions and several field offices. We expect that the majority of the remaining restructuring actions such as office closures will be completed by the end of the third quarter of 2001. Obligations related to subleasing will continue until 2008 and are accrued for as of June 30, 2001.

     The following table summarizes the components of the restructuring and other expenses, by geographic region (in thousands):

						Total
		Office closure	Asset			Restructuring
	Employee	and Subleasing	Disposal	Nonrecoverable	Other	and Other
	Severance	Costs	Losses	Loans	Costs	Expenses

First Quarter of 2001:

United States	$1,033	$1,703	$3,210	$500	$334	$6,780

EMEA	111	—	—	—	—	111

Canada and Asia Pacific	18	—	—	—	—	18

Consolidated expense	1,162	1,703	3,210	500	334	6,909

Cash payments prior to March 31, 2001	458	238	2,895	500	161	4,252

Accrual balance, March 31, 2001	$704	$1,465	$315	$—	$173	$2,657

Second Quarter of 2001:

United States	$450	$222	$369	$1,122	$572	$2,735

EMEA	758	—	—	—	—	758

Canada and Asia Pacific	11	—	—	—	—	11

Consolidated expense	1,219	222	369	1,122	572	3,504

Non-cash portion	—	—	200	598	—	798

Cash payments during the second quarter of 2001	1,417	535	484	524	447	3,407

Accrual balance, June 30, 2001	$506	$1,152	$—	$—	$298	$1,956

5. Related Party Transactions

     In January, 2001, we provided a guarantee to a financial institution to secure a loan of $1,000,000 made to an officer of our Company by the financial institution. The guarantee and the loan were secured with 559,300 shares of our Company’s common stock owned by the officer and the officer delivered a full recourse reimbursement agreement to our Company. In April 2001, the financial institution requested payment of the loan and we paid $988,000 under our guarantee obligations. In connection with the payment by our Company, we received the right to receive proceeds from the remaining 549,300 shares from the officer as well as a guarantee to repay any amounts due in excess of the value of the shares. On the date of the payment to the financial institution, the fair market value of the 549,300 shares was $464,000 and has been recorded as treasury shares, and $524,000 has been included in restructuring and other expenses. In June 2001, the guarantee to repay amounts due in excess of the value of the shares was forgiven in connection with the separation and release agreement regarding the termination of the officer’s employment discussed below.

     In June 2001, in connection with the same officer’s termination of employment, we cancelled promissory notes and accrued interest totaling $1,517,000 in exchange for 770,009 shares of our Company’s common stock owned by the officer. On the date of the agreement, the fair market value of the 770,009 shares was $919,000 and has been recorded as treasury shares and $598,000 has been included in restructuring and other expenses.

6. Legal Proceedings

     Since April 11, 2001, several securities class action complaints were filed against us, and certain of our current and former officers and directors. The complaints allege violations of the federal securities laws. The complaints seek an unspecified amount of damages on behalf of persons who purchased our stock during the proposed class periods. The actions are subject to consolidation under the Private Securities Litigation Reform Act of 1995, which requires the consolidation of similar securities class actions and the appointment of a lead plaintiff who pursues the action on behalf of the consolidated class.

     Until the consolidated amended complaint is filed, it is premature to come to any conclusions as to the allegations and potential damages. We intend to defend these actions vigorously. There can be no assurance that the pending actions will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

     Since June 11, 2001, several derivative action on behalf of Versata, Inc. were filed against certain current and former officers and directors in California state court. The complaints also name the Company as a nominal defendant. The complaint allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages.

     At this early stage in the litigation, it is premature to come to any conclusions as to the allegations and the impact that the claim could have on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Versata should be read in conjunction with the condensed consolidated financial statements of Versata and the accompanying notes included in this Form 10-Q. This discussion contains forward-looking statements within the meaning of the Private Securities Act of 1995. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These forward-looking statements are based on management’s current expectations, assumptions and projections and entail various risks and uncertainties including those set forth below under “Risk Factors That May Affect Future Results,” that could cause actual results to differ materially from those projected in the forward-looking statements. Versata undertakes no obligation to revise or publicly revise or publicly release the results of any revision to these forward looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

     Overview

     We provide software and services that accelerate and simplify the way business logic for enterprise applications is developed and maintained. Business logic is an umbrella term referring to the aggregated set of business rules and business processes that govern and define a business’ operations. Business logic is a critical part of today’s new generation of enterprise applications, which are increasingly built in the Java 2 Enterprise Edition (J2EE) programming language.

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

     We derive our revenue from the license of software products and from the sale of related services. Our software is generally priced on a per server basis. Software license revenue also includes product maintenance, which provides the customer with unspecified software upgrades over a specified term, typically twelve months. Services revenue consists of fees from professional services, training, and customer support. Professional services include consulting, training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Customers typically purchase these professional services from us to enlist our support by way of training and mentoring activities directed at optimizing the customer’s use of our software product. Professional services are sold generally on a time-and-materials basis, while customer support is priced based on the particular level of support chosen by the customer.

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition. Software license revenue is recognized when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. Our customers usually purchase maintenance agreements for product updates, and revenue is recognized ratably over the term of the agreement, typically one year, as a component of software license revenue. We bill professional service fees generally on a time-and-materials basis and recognize revenue as the services are performed. Services are not generally essential to the functionality of the software. In instances where the services are deemed essential to the software, both the software license and consulting fees are recognized using the percentage-of-completion method of contract accounting. Fees from arrangements that provide for extended payment terms are recognized as revenue when payments become due. The portion of fees related to either products delivered or services rendered which are not due under our standard payment terms is reflected in deferred revenue and in unbilled receivables until payments become due. Deferred revenue balances also include amounts billed in advance of services rendered.

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

     Net revenues from international sales represented 42.7% of our total revenue in the second quarter of 2001 and 23.5% of our total revenue in the same period last year. Net revenues from international sales represented 36.7% of our total revenue in the six months ended June 30, 2001 and 19.4% of our total revenue in the same period last year. The increase in the international revenue mix during the first half of 2001 over the same period last year is a result of the European office openings during the beginning of fiscal year 2000. In addition, revenue derived from our reseller agreement with IBM accounted for 29.4% of our total revenues and 66.2% of our international revenues in the second quarter of 2001.

     Our cost of software license revenue consists of royalty payments to third parties for technology incorporated into our products, the cost of manuals and product documentation, as well as packaging and distribution costs. Our cost of service revenue consists of salaries of professional service personnel, and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of services revenue as a percentage of services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $156.2 million and $121.3 million as of June 30, 2001 and December 31, 2000, respectively.

     In January 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 70 people, or 13% of the total workforce. This reduction impacted all departments, but primarily reflected a shift in the strategy of our services organization.

     In March 2001, we announced a restructuring effort to realign the company’s expenses with a business plan geared to the changing economy. This restructuring was designed to align the workforce with customer needs and focus on core business products. The restructuring plan includes the discontinuation of further development of non-core business products, facility consolidations, and a reduction in total staff, including domestic and international employees and contractors, including staff in our subsidiaries, of approximately 107 positions across all departments. We expensed $6.9 million for restructuring and other expenses in the first quarter of 2001.

     Our Company holds an investment in the preferred stock of Tru Markets, Inc., a privately held corporation. In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000 the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee’s attempts to obtain sufficient additional financing failed and the investee began efforts to sell the Company. The $500,000 loan was recorded in restructuring and other expenses in the first quarter of 2001. In June 2001, True Markets, Inc. was acquired by MortgageSight Holding LLC (“MortgageSight”) and our investment and loan were converted to 22.122 shares of preferred stock, or less than 1% of MortgageSight.

     In April 2001, we expensed our deductible amount for directors’ and officers’ liability insurance of $350,000 as restructuring and other expenses. This is a result of securities class action complaints filed against us and several of our current and former officers and directors (see Note 6).

     In May 2001, we further reduced staff by approximately 50 positions, across all departments, and closed additional field offices. We expensed $3.5 million for restructuring and other expenses in the second quarter of 2001.

     Results of Operations

     The following table sets forth for the periods indicated the percentage revenues represented by certain lines in our Condensed Consolidated Statements of Operations:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2001	2000	2001	2000

Revenue:

Software license	55.2%	43.8%	46.3%	42.6%

Services	44.8%	56.2%	53.7%	57.4%

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue:

Software license	1.4%	1.6%	1.4%	1.7%

Services	47.3%	54.7%	61.8%	54.5%

Total cost of revenue	48.7%	56.3%	63.2%	56.2%

Gross profit	51.3%	43.7%	36.8%	43.8%

Operating expense:

Sales and marketing	79.7%	82.8%	94.1%	90.4%

Product development	24.4%	15.6%	29.9%	16.8%

General and administrative	28.0%	22.0%	32.1%	21.1%

Stock-based compensation	-15.8%	48.5%	-11.8%	74.3%

Amortization of intangibles	10.6%	1.7%	10.5%	1.8%

Restructuring and other expense	32.3%	0.0%	47.6%	0.0%

Total operating expense	159.3%	170.7%	202.4%	204.3%

Loss from operations	-107.9%	-127.0%	-165.6%	-160.5%

Interest income, net	4.5%	11.7%	6.4%	9.5%

Other, net	-0.5%	0.0%	-0.2%	0.0%

Net loss	-103.9%	-115.3%	-159.4%	-151.0%

     Revenue

     Total revenue consists of software license revenue and services revenue. Total revenue decreased $3.0 million, or 21.7%, to $10.9 million in the second quarter of 2001 from $13.9 million in the same period last year. For the six months ended June 30, 2001, total revenue decreased $2.1 million, or 8.7%, to $21.9 million from $24.0 million in the same period last year. This decrease is principally attributable to the decrease in services revenue, which is a result of the decrease in IT spending due to overall market conditions, as well as our shifting away from becoming a services provider.

          Software License Revenue

     Software license revenue decreased $0.1 million, or 1.4% to $6.0 million in the second quarter of 2001 from $6.1 million in the same period last year. For the six months ended June 30, 2001, software license revenue decreased $0.1 million, or 0.8%, to $10.1 million from $10.2 million in the same period last year. Software license revenues are fairly consistent with the prior year periods due to an increase in software license revenue from European customers, offset by a decrease in domestic software license revenues.

European software license revenues accounted for 58.7% of license revenues in the second quarter of 2001 versus 24.0% in the same period last year.

         Services Revenue

     Services revenue decreased $2.9 million, or 37.6%, to $4.9 million in the second quarter of 2001 from $7.8 million in the same period last year. For the six months ended June 30, 2001, services revenue decreased $2.0 million, or 14.6%, to $11.8 million from $13.8 million in the same period last year. These decreases were attributable to the decrease in IT spending on consulting services due to overall market conditions as well as our shift away from providing consulting services implementation work to a strategy of providing training and mentoring.

         Cost of Revenue

     Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue decreased $2.5 million, or 32.4%, to $5.3 million in the second quarter of 2001 from $7.8 million in the same period last year. This decrease was mainly attributable to management’s restructuring plan initiated in the first quarter of 2001 which resulted in savings in personnel, subcontracting, and office costs beginning in April of 2001. For the six months ended June 30, 2001, total cost of revenue increased $0.3 million, or 2.5%, to $13.8 million, from $13.5 million in the same period last year. This is due to an increase in services personnel from the first quarter of 2001 over first quarter of 2000, offset by reductions at the end of the first quarter of 2001 which resulted in savings in the second quarter of 2001.

         Cost of Software License Revenue

     Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue decreased $72,000 or 32.6%, to $149,000 in the second quarter of 2001 from $221,000 in the same period last year. For the six months ended June 30, 2001, cost of software license revenue decreased $109,000, or 26.3%, to $306,000 from $415,000 in the same period last year. Although software license revenues were fairly consistent with the same periods in the prior year, the costs decreased due to a change in the mix of royalty rates paid to third parties.

         Cost of Services Revenue

     Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue decreased $2.5 million, or 32.4%, to $5.1 million in the second quarter of 2001 from $7.6 million in the same period last year. This decrease is mainly attributable to management’s restructuring plan initiated in the first quarter of 2001 which lowered personnel and subcontracting costs in the second quarter from the prior year. For the six months ended June 30, 2001, cost of service revenue increased $0.4 million, or 3.4%, to $13.5 million from $13.1 million in the same period last year. This increase was mainly attributable to the higher levels of staffing in the first quarter of 2001 due to hiring of personnel in the latter half of 2000. During the second quarter of 2001, however, services revenues decreased from the same period last year, resulting in decreases in cost of services as a result of the restructuring initiatives in response to the revenue declines.

     Operating Expenses

     Operating expenses decreased $6.4 million, or 27.0%, to $17.3 million in the second quarter of 2001 from $23.7 million in the same period last year. For the six months ended June 30, 2001, operating expenses decreased $4.7 million, or 9.6%, to $44.3 million from $49.0 million in the same period last year. The majority of the decreases were due to a decrease in stock-based compensation and sales and marketing expenses, offset by an increase in non-recurring expenses.

         Sales and Marketing

     Sales and marketing expense consists of salaries, commissions, and expense from our sales offices, travel and entertainment expense and marketing programs. Sales and marketing expense decreased $2.8 million, or 24.7%, to $8.7 million in the second quarter of 2001 from $11.5 million in the same period last year. For the six months ended June 30, 2001, sales and marketing expenses decreased $1.1 million, or 5.0%, to $20.6 million from $21.7 million in the same period last year. These decreases were attributable to a reduction in the number of sales employees, primarily the inside sales group, in connection with the reorganization in March of 2001 as well as a reduction in spending on marketing programs during the second quarter of 2001.

          Product Development

     Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense increased $0.5 million, or 22.3%, to $2.7 million in the second quarter of 2001 from $2.2 million in the same period last year. For the six months ended June 30, 2001, product development expense increased $2.5 million, or 62.7%, to $6.5 million from $4.0 million in the same period last year. These increases were primarily attributable to increases in the number of personnel in Versata’s product development and engineering organization, following the acquisition of Verve, Inc. in November 2000. To date, all software development costs have been expensed in the period incurred.

          General and Administrative

     General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and allowance for doubtful accounts. General and administrative expense was $3.0 million in both the second quarter of 2001 and 2000. For the six months ended June 30, 2001, general and administrative expense increased $2.0 million, or 39.4%, to $7.0 million from $5.0 million in the same period last year. The increase during the six months ended June 30, 2001 relates to increases in the first quarter of 2001 compared to the first quarter of 2000, and was attributable to a higher number of employees and an increase in insurance and other costs to support a publicly traded company.

          Stock-Based Compensation

     Stock-based compensation expense includes the amortization of unearned employee stock-based compensation, offset by reversals of previously expensed amounts for cancellations of the related options. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Stock-based compensation expense also includes expenses for stock granted to consultants in exchange for services. Stock-based compensation expense decreased $8.4 million, or 125.4%, to a credit of $1.7 million for the second quarter of 2001 from an expense of $6.7 million in the same period last year. For the six months ended June 30, 2001, stock-based compensation expense decreased $20.4 million, or 114.5%, to a credit of $2.6 million in the second quarter of 2001 from $17.8 million in the same period last year. The decreases are related to the impact of option cancellations for terminated employees exceeding the amortization for the period. Additional unvested outstanding options will continue to vest over the next 35 months, which will result in additional compensation expense of approximately $3.4 million in the aggregate in periods subsequent to June 30, 2001. This future expense will be reduced in the event of related option cancellations for employee terminations in the future.

          Amortization of Intangibles

     Amortization of intangibles expense increased $1.0 million, or 386.1%, to $1.2 million for the second quarter of 2001 from $237,000 in the same period last year. For the six months ended June 30, 2001, amortization of intangibles expense increased $1.9 million, or 437.9%, to $2.3 million from $427,000 at the same period last year. These increases are related to the acquisitions of McGilly and Webink in the first quarter of 2000, and the acquisitions of Verve, Inc in the fourth quarter of 2000.

          Restructuring and Other Expenses

     Restructuring and other expenses primarily relate to severance and office consolidation costs. In March 2001, the Company announced a restructuring plan to streamline operations, enhance customer focus and reduce costs. Overall expense reductions were necessary both to lower existing cost structure and to better align the workforce with customer needs. The restructuring plan was precipitated by the changing economic conditions and declining revenues from recent past quarters. Management effected the restructuring plan during the first and second quarters of 2001 by eliminating approximately 227 employee and contractor positions across all departments and reducing office space and related overhead expenses beginning in the second quarter of 2001. We expect that the majority of the remaining restructuring actions such as office closures will be completed by the end of the third quarter of 2001. Obligations related to subleasing may continue until 2008 as estimated and are accrued for as of June 30, 2001. We had restructuring and other expenses of $3.5 million in the second quarter of 2001 and $10.4 for the six months ended June 30,2001. There were no such charges in the first quarter of 2000.

     Interest Income (Expense), Net

     Interest income (expense), net is primarily comprised of interest income from our cash and investments. We had net interest income of $489,000 for the second quarter of 2001, a decrease of $1.1 million compared to net interest income of $1.6 million for the second quarter of 2000. For the six months ended June 30, 2001, net interest income was $1.4 million, a decrease of $0.9 million from net interest income of $2.3 in the same period last year. These decreases were due to the reduction of cash and cash equivalents in 2001 compared to the same periods last year.

     Provision for Income Taxes

     We have incurred operating losses for all periods from inception through June 30, 2001. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of June 30, 2001, we had $35.8 million in cash and cash equivalents, short-term investments and restricted cash and $25.2 million in working capital. Net cash used in operating activities was $34.5 million in the first six months of 2001 and $24.8 million in the first six months of 2000. Net cash flows used by operating activities in each period reflect net losses, offset by non-cash expenses including stock-based compensation, restructuring charge due to fixed asset write-off, depreciation, amortization, and provision for doubtful accounts. The use of operating cash was also impacted to a lesser extent by changes in working capital.

     Net cash provided by investing activities was $15.0 million in the first six months of 2001 and net cash used in investing activities was $36.6 million in the first six months of 2000. The increase in cash provided by investing activities during the first six months of 2001 primarily reflects the maturities of short-term investments of $19.6 million in the first six months of 2001 compared to purchases of investments of $32.2 million in the same period last year. This increase is partially offset by increases in purchases of property and equipment in the first six months of 2001 compared to the same period last year. Our capital expenditures consisted primarily of purchases of office furniture, equipment and leasehold improvements in connection with the relocation of the Company’s headquarters in the first quarter of 2001.

     Net cash provided by financing activities was $957,000 in the first six months of 2001 and $99.5 million in the first six months of 2000. The decrease from the prior year is primarily due $96.7 million in proceeds from the initial public offering in March 2000. The majority of cash provided by financing activities in the first six months of 2001 relates to proceeds from the issuance of common stock under the employee stock purchase plan. After the most recent employee stock purchase plan purchase in August of 2001, the Company has decided to suspend the plan indefinitely.

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

Our Failure to Accurately Forecast Sales May Lead to a Disappointment of Market Expectations.

     Our Company uses a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself such as occurred in the fourth quarter of 2000 could cause our Company to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, the current slowdown in the economy is causing purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

The Price of Our Common Stock is Volatile and It May Fluctuate Significantly.

     The market price of our common stock has fluctuated significantly and has declined sharply since our initial public offering in March 2000 and more recently in 2001. Our Company’s stock price is affected by a number of factors, some of which are beyond our control including:

•	quarterly variations in results, announcements that our revenue or income are below analysts’ expectations;

•	the competitive landscape;

•	technological innovations by us or our competitors;

•	changes in earnings estimates or recommendations by analysts;

•	sales of large blocks of our common stock, sales or the intention to sell stock by our executives and directors;

•	general economic and market conditions;

•	additions or departures of key personnel and estimates and projections by the investment community; and

•	fluctuations in our stock trading volume, which is particularly common among highly volatile securities of software companies.

     As a result, our stock price is subject to significant volatility. In the past, following periods of volatility or decline in the market price of a company’s securities, securities class action litigation has at times been instituted against that company. We are currently subject to securities litigation, and may be subject to additional litigation. This could cause us to incur substantial costs and experience a diversion of management’s attention and resources.

Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods.

     Our revenues are relatively difficult to forecast and vary from quarter to quarter due to various factors including the:

•	relatively long sales cycles for our products;

•	size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic;

•	introduction of new products or product enhancements by us or our competitors;

•	potential for delay or deferral of customer implementations of our software;

•	changes in customer budgets;

•	seasonality of technology purchases and other general economic conditions; and

•	changes in our pricing policies or those of our competitors.

     Accordingly, our quarterly results are difficult to predict until the end of the quarter. Delays in product delivery or closing of sales near the end of a quarter caused quarterly revenues and net income to fall significantly short of anticipated levels in the first half of 2001, and given the current economic slowdown, may well occur in future quarters.

     Our license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. We typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Since our operating expenses are relatively fixed and are based on anticipated revenue levels, a delay in bookings from even a small number of license transactions could cause significant variations in revenues quarter to quarter and could cause net income to fall significantly short of anticipated levels. As an example, the dollar amounts of large orders for our products have been increasing and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, due to cancellations, delays, or deferrals by customers. This circumstance occurred in the first half of 2001. Revenue shortfalls below our expectations could have an immediate and significant adverse effect on our results of operations.

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

     Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

•	competition in the Internet infrastructure software market;

•	the integration of people, operations, and products from acquired businesses and technologies;

•	the overall trend toward industry consolidation;

•	the introduction and market acceptance of new technologies and standards;

•	variations in mix of products sold; and

•	changes in general economic conditions and specific economic conditions in the Internet infrastructure software market.

     Any of the above factors could have a material adverse impact on our operations and financial results.

The Private Securities Class Action Lawsuits and State Derivative Action Against Us and Certain of Our Directors and Officers Could Have a Material Adverse Effect On Our Business, Financial Condition and Results of Operations.

     We and certain of our directors and officers have been named as defendants in several private securities class action lawsuits. In addition, several derivative actions on behalf of our Company were filed against certain current and former officers and directors in California state court. Depending on the outcome of such litigation, we may be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these matters, we may incur substantial defense costs and that such actions may cause a diversion of management time and attention.

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

Any Potential Delisting of Versata’s Common Stock From the Nasdaq National Market Could Harm Our Business.

     Versata’s common stock trades on the Nasdaq National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that Versata’s common stock have a minimum bid price of $1.00 per share.

     Our Company's common stock has not maintained a minimum bid price of $1.00 over the last consecutive 30 trading days as required by the Nasdaq National Market. Therefore, delisting procedures may begin if the bid price of our common stock is not at least $1.00 for a minimum of 10 consecutive trading days before October 25, 2001.

     If Versata’s minimum closing bid price is above $1.00 for 10 consecutive trading days during the 90 day notice period, the delisting procedures will be halted. Versata anticipates that it would appeal any determination to delist its common stock from the Nasdaq National Market.

     If Versata’s common stock is delisted and any appeal we file receives an unfavorable determination by NASD, our common stock would be removed from listing on the Nasdaq National Market which could have a material adverse effect on us and on the price of our common stock.

We Have Incurred Increasing Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

     We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of June 30, 2001, we had an accumulated deficit of $156.2 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

We May Require Future Additional Funding to Stay in Business.

     We may require additional financing for our operations. We have not been operating on a profitable basis and have relied on the sale of stock to finance our operations. We may need to return to the capital markets in order to receive additional financing.

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

If We Do Not Develop and Enhance New and Existing Products to Keep Pace With Technological, Market and Industry Changes, Our Revenues May Decline.

     The markets for our products are characterized by rapid technological advances in software development, evolving standards in software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain our competitive position, we must:

•	enhance and improve existing products and continue to introduce new products that keep pace with technological developments;

•	satisfy increasingly sophisticated customer requirements; and

•	achieve market acceptance.

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

If the Versata Products and Related Services Do Not Achieve Widespread Market Acceptance, the Source of Substantially All of Our Revenue Will be at Risk.

     We cannot predict the level of market acceptance that will be achieved or maintained by our products and services. If either the Internet infrastructure software market in general, or the market for our software or related services in particular, fails to grow or grows more slowly than we anticipate, or if either market fails to accept our products and related services, the source of substantially all of our revenue will be at risk. We expect to continue to derive substantially all our revenue from and be dependent upon the Versata products and related services in the future. The market for the Versata products and related services is new, rapidly evolving and highly competitive, and we cannot be certain that a viable market for our products will ever develop or be sustained. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products, product enhancements and related services in a timely and cost effective manner. We expect to continue to commit significant resources to market and further develop our products and related services and to enhance the brand awareness of our software and services.

If Java Technology Does Not Continue to be Widely Adopted for E-business Application Development, Our Business Will Suffer.

     Our products are based on Java technology, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems. Java is a relatively new language and was developed primarily for the Internet and corporate intranet applications. It is still too early to determine whether Java will achieve greater acceptance as a programming language and platform for enterprise applications. Alternatives to Java include Microsoft’s C+ language and .net computing platform. Should Java not continue to be widely adopted, or is adopted more slowly than anticipated, our business will suffer. Alternatively, if Sun Microsystem makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired. In the future, our customers also may require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

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

Our Failure to Maintain Ongoing Sales Through Distribution Channels Will Result in Lower Revenues.

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as packaged application software vendors (ISVs), systems integrators and independent consultants, application service providers (ASPs) and distributors, particularly IBM. Our ability to achieve revenue growth in the future will depend in part on our success in making our direct sales force more efficient and in further establishing and expanding relationships with distributors, ASPs, ISVs, OEMs and systems integrators. We intend to seek distribution arrangements with additional ISVs to embed our Versata Logic Server and Versata Interaction Server in their products. It is possible that we will not be able to increase the efficiency of our direct sales force or other distribution channels, or secure license agreements with additional ISVs on commercially reasonable terms. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

     We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including: recent adverse economic conditions, which may increase the likelihood that customers will unexpectedly orders resulting in revenue shortfalls, difficulty predicting the size and timing of customer orders, particularly as a greater percentage of our revenues has shifted from service revenues to license revenues; the difficulty in predicting the mix of distribution channels, the acceptance of the introduction or enhancement of our products or our competitors' products, and changes in our competitors' product offerings and pricing policies; whether we are unable to develop, introduce and market new products on a timely basis; and potential fluctuations in demand or prices of our products and services. As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or future performance.

If We Infringe the Patents or Proprietary Rights of Others Our Business, Financial Condition and Operating Results Would be Harmed.

     We do not believe our products infringe the proprietary rights of third parties, but third parties may nevertheless assert infringement claims against us in the future. Regardless of whether these claims have merit, they can be time consuming and expensive to defend or settle, and can harm our business and reputation. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, whether resolved in our favor or not, could be time-consuming to defend, result in increased costs, divert management’s attention and resources, cause product shipment delays or require us to enter into unfavorable royalty or licensing agreements.

We May Incur Substantial Expenses If We are Sued for Product Liability.

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of customers’ use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition. Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software was not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

Since the Licensing of Our Automation Technology is a Key Component of Sales, Our Business May Suffer If We Cannot Protect Out Intellectual Property.

     Approximately 55.2% of our revenue in the second quarter of 2001 was derived from the license of software products. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. We currently have a U.S. patent relating to our automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. In addition, we have a U.S. patent pending relating to our business rules automation in database application development and maintenance. We cannot predict whether this patent application will result in an issued patent, or if a patent is issued, whether it will provide any meaningful protection. Moreover, these legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers.

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

INTEREST RATE RISKS. Versata’s exposure to interest rate risks results primarily from its short-term investments. These securities have been classified as cash equivalents when the maturity dates are less than 90 days at the date of issuance, and as short-term investments when the maturity dates are between 90 and 365 days at the date of issuance. Our interest risk, based on a hypothetical increase in interest rates of 50 basis points for the financial instruments included in our portfolio, would be a decrease of approximately $13,000 in the value of our portfolio.

FOREIGN CURRENCY RISKS. As of June 30, 2001, Versata had operating subsidiaries located in the United Kingdom, Germany, Belgium, Hong Kong, Australia, and France. Internationally, Versata invoices customers primarily in local currency and we maintain only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We do not currently enter into foreign currency hedge transactions. For the three months ended June 30, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action

     Since April 11, 2001, several securities class action complaints were filed against us, and certain of our current and former officers and directors. The complaints allege violations of the federal securities laws. The complaints seek an unspecified amount of damages on behalf of persons who purchased our stock during the proposed class periods. The actions are subject to consolidation under the Private Securities Litigation Reform Act of 1995, which requires the consolidation of similar securities class actions and the appointment of a lead plaintiff who pursues the action on behalf of the consolidated class.

     Until the consolidated amended complaint is filed, it is premature to come to any conclusions as to the allegations and potential damages. We intend to defend these actions vigorously. There can be no assurance that the pending actions will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

State Derivative Action

     Since June 11, 2001, several derivative action on behalf of Versata, Inc. were filed against certain current and former officers and directors in California state court. The complaints also name the Company as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages.

     At this early stage in the litigation, it is premature to come to any conclusions as to the allegations and the impact that the claim could have on the Company.

Item 2. Changes in Securities and Use of Proceeds

(a) Sales of Unregistered Securities

     None.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 6. Exhibits and Reports On Form 8-K.

(a) The following exhibits are included herein:

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

2.1(1)	Agreement and Plan of Reorganization by and among Versata, Inc., VATA Acquisition Corp., Verve, Inc. and Certain Shareholders of Verve, Inc., dated October 18, 2000

3.1(2)	Amended and Restated Certificate of Incorporation of Versata.

3.2(2)	Amended and Restated Bylaws of Versata.

10.1(2)*	2000 Stock Incentive Plan of Versata.

10.2(2)*	Employee Stock Purchase Plan of Versata.

10.3(2)	Fourth Amended and Restated Investors’ Rights Agreement, among Versata and some of its stockholders, dated November 30, 1999.

10.4(2)*	Form of Indemnification Agreement entered into between Versata and each of its directors and executive officers.

10.6(2)	Agreement of Sublease dated October 18, 1999, between Versata and ICF Kaiser International, Inc.

10.8(2)	Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix Leasing Incorporated, as amended on October 1, 1999.

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENT

10.9(2)+	Joint Product and Marketing Agreement, dated September 27, 1999, between Versata and IBM.

10.10(3)	Lease agreement, dated as of April 10, 2000, by and between Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.

10.11(4)	Software Remarketing Agreement, effective September 27, 2000, between Versata and International Business Machines Corporation.

21.1**	Subsidiaries of Versata.

+	Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Management contract or compensatory plan or arrangement.

**	Previously filed.

(1)	Incorporated by reference from the Company’s Form 8-K dated December 1, 2000.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-92451).

(3)	Incorporated by reference from the Company’s Form 10-Q dated August 14, 2000.

(4)	Incorporated by reference from the Company’s Form 10-Q dated September 24, 2000.

(b) Reports on Form 8-K:

     The Company did not file any Reports on Form 8-K in this reporting period.

VERSATA, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSATA, INC.

Date: August 14, 2001	/s/ DOUGLAS ROBERTS
Interim Chief Executive Officer and Executive Vice President of Worldwide Field Operations

/s/ JIM DOEHRMAN
Chief Operating Officer, Chief Financial Officer, Secretary and Executive Vice President