Form 10-Q
period 2001-09-30
VERSATA INC
filed 2001-11-14
CIK 1034397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM_______TO______

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

                                 Yes [X] No [ ]

    As of October 31, 2001, the total number of outstanding shares of the Registrant's common stock was 43,826,758.

                                      INDEX
                                                                                                                   PAGE NUMBER
                                                                                                                   -----------
                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets At September 30, 2001 And December 31, 2000 (unaudited).......................       3

Condensed  Consolidated  Statements Of Operations and Comprehensive Loss For The
Three And Nine Months Ended September 30, 2001 And 2000 (unaudited).................................................       4

Condensed Consolidated Statements Of Cash Flows For The Nine Months Ended September 30, 2001 And 2000 (unaudited)...       5

Notes To Condensed Consolidated Financial Statements................................................................       6

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.......................      11

Item 3. Quantitative And Qualitative Disclosures About Market Risk..................................................      23


                                              PART II. OTHER INFORMATION

Item 1. Legal Proceedings...........................................................................................      24

Item 2. Changes In Securities And Use Of Proceeds...................................................................      24


Item 6. Exhibits And Reports On Form 8-K............................................................................      25

Signatures..........................................................................................................      26

                                             PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERSATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                   (unaudited)

                                                   September 30,    December 31,
                                                       2001              2000
                                                    ---------         ---------
ASSETS
Current Assets:
   Cash and cash equivalents                        $  23,965         $  39,272
   Short-term investments                               2,039            29,926
   Accounts receivable, net                             3,959            14,177
   Unbilled receivables                                   231             3,584
   Prepaid expenses and other  assets                   1,612             3,075
                                                    ---------         ---------
      Total current assets                             31,806            90,034

Restricted cash                                         5,698             5,189
Property and equipment, net                             8,826            11,901
Note receivable from related parties                     --                 156
Intangibles, net                                        8,137            12,205
Other assets                                              144               354
                                                    ---------         ---------
      Total assets                                  $  54,611         $ 119,839
                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $     680         $   9,040
   Accrued liabilities                                  5,933            13,146
   Accrued restructuring                                  986
   Accrued stock-based compensation                      --               1,095
   Deferred revenue                                     5,853             8,661
   Current portion of long-term debt                      106               134

                                                    ---------         ---------
      Total current liabilities                        13,558            32,076

Accrued restructuring, less current portion             1,713
Long-term debt, less current portion                      267               218
                                                    ---------         ---------
      Total liabilities                                15,538            32,294

Stockholders' equity
   Common Stock                                            44                41
   Additional paid-in- capital                        216,447           226,352
   Treasury stock                                      (1,383)             --
   Notes Receivable from shareholders                    (926)           (3,868)
   Unearned stock-based compensation                   (1,343)          (13,870)
   Accumulated other comprehensive income (loss)         (207)              166
   Accumulated deficit                               (173,559)         (121,276)
                                                    ---------         ---------
      Total stockholder's equity                       39,073            87,545

                                                    ---------         ---------
      Total liabilities and stockholders' equity    $  54,611         $ 119,839
                                                    =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (In thousands, except per share data)
                                               (unaudited)
                                                                                  Three Months          Nine Months
                                                                             Ended September 30,     Ended September 30,
                                                                            ---------------------------------------------
                                                                                2001        2000        2001        2000
                                                                            --------    --------    --------    --------
Revenue:
Software license                                                            $  3,276    $  8,572    $ 13,407    $ 18,785
Services                                                                       2,968       9,031      14,728      22,799
                                                                            --------    --------    --------    --------
Total revenue                                                                  6,244      17,603      28,135      41,584
                                                                            --------    --------    --------    --------
Cost of Revenue:
Software license                                                                  79         376         385         791
Services ( exclusive of stock-based compensation of
   $56 and $1,148 for the three months ended September 30,
   2001 and 2000, respectively, and $91 and $6,966 for
   the nine months ended September 30, 2001 and 2000                           3,155       8,392      16,679      21,466
                                                                            --------    --------    --------    --------
Total cost of revenue                                                          3,234       8,768      17,064      22,257
                                                                            --------    --------    --------    --------
Gross profit                                                                   3,010       8,835      11,071      19,327
                                                                            --------    --------    --------    --------
Operating expense:
Sales and marketing (exclusive of stock-based compensation of                  4,675      12,070      25,272      33,752
$291 and $2,619 for the three months ended September 30,
  2001 and 2000, respectively, and $469 and $11,553 for
   the nine months ended September 30 2001 and 2000
Product development (exclusive of stock-based compensation                     1,748       2,740       8,293       6,763
 of $518 and $541 for the three months ended September
  30, 2001 and 2000, respectively, and $833 and $2,459
  for the nine months ended September 30, 2001 and 2000
General and administrative (exclusive of stock-based                           2,824       3,285       9,839       8,334
  compensation of $76 and $185 for the three months ended
  September 30, 2001 and 2000, respectively, and $123 and
   $1,524 for the nine months ended September 30, 2001
   and 2000, respectively
Stock-based compensation                                                         941       4,493       1,516      22,302
Amortization of intangibles                                                    1,987         233       4,284         660
Restructuring and other expenses (excludes the benefit of $941 and $4,493      5,149         243      15,562         243
for the three months ended September 30, 2001 and 2000
respectively, and $1,516 and $22,302 for the nine months
ended September 30, 2001 and 2000, respectively, relating
to the reversal of previously recorded stock-based compensation related to employees terminated in the restructuring)
                                                                            --------    --------    --------    --------
Total operating expense                                                       17,324      23,064      64,766      72,054
                                                                            --------    --------    --------    --------
Loss from operations                                                         (14,314)    (14,229)    (53,695)    (52,727)
Interest income, net                                                             303       1,487       1,701       3,771
Other expenses, net                                                             (215)         (1)       (290)         (1)
                                                                            --------    --------    --------    --------
Net loss                                                                    $(14,226)   $(12,743)   $(52,284)   $(48,957)
                                                                            ========    ========    ========    ========
Unrealized gain (loss) on marketable securities                             $    (10)   $     38    $    (24)   $      2
Foreign currency translation gain (loss)                                    $    254    $     46    $   (349)   $     46
                                                                            --------    --------    --------    --------
Comprehensive Loss                                                          $(13,982)   $(12,659)   $(52,657)   $(48,909)
                                                                            ========    ========    ========    ========
Basic and diluted net loss per share                                        ($  0.35)   ($  0.33)   ($  1.30)   ($  1.61)
                                                                            ========    ========    ========    ========
Weighted-average common shares                                                39,888      38,424      40,164      30,361
                                                                            ========    ========    ========    ========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                                            VERSATA, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                             (unaudited)
                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                         ----------------------
                                                                                              2001         2000
                                                                                         ---------    ---------
Cash Flows from operating activities:

    Net Loss                                                                             $ (52,284)   $ (48,957)
    Adjustments to reconcile net loss to net cash  used in operating activities:
           Depreciation and amortization                                                     5,141        1,651
           Provision for doubtful accounts                                                   2,035        1,072
            Cancellation of promissory notes                                                   754         --
         Write-down of leashold improvements and office furniture in connection
          with restructuring                                                                 5,873         --
          Stock-based compensation expense                                                   1,516       22,302
          Change in operating assets and liabilities:
               Trade accounts receivable                                                     8,183       (9,628)
               Unbilled receivable                                                             741       (2,594)
               Prepaid expenses and other assets                                             1,365       (1,011)
              Restricted cash                                                                 (509)        --
               Other assets                                                                    210       (1,141)
               Accounts payable and accrued liabilities                                    (15,573)       5,986
               Accrued restructuring, short-term                                               986
               Accrued restructuring, long-term                                              1,713
               Deferred revenues                                                              (196)       3,598
                                                                                         ---------    ---------
                       Net provided by operating activities                                (40,045)     (28,722)
                                                                                         ---------    ---------
Cash Flows from investing activities:

    Maturities (purchases) of short-term investments                                        27,863      (40,001)
    Purchase of property and equipment                                                      (3,620)      (5,672)
   Increase (decrease) in notes receivable from related parties                                  0          (42)
    Purchase of intangible assets                                                                0         (250)
Cash paid in connection with acquisition and subsequent earnout payments                      (187)        (101)
                                                                                         ---------    ---------
                       Net cash provided by (used in) investing activities                  24,056      (46,066)
                                                                                         ---------    ---------

Cash Flows from financing activities:
    Principal payments on capital lease obligations and loan                                   (71)        (131)
    Net proceeds from issuance of convertible preferred stock                                 --          1,500
    Net proceeds from issuance of common stock                                                --         96,654
    Proceeds from issuance of common stock under employee stock purchase plan                1,479        1,773
 Proceeds from exercise of stock options and warrants                                          111        2,331
   Repurchase of common stock from stockholders                                                (29)          (6)
    Purchase of treasury stock from former officers                                           (464)        --
    Payments from stockholders on notes receivable                                               5          642
    Loans provided to stockholders                                                            --           (650)
                                                                                         ---------    ---------
                       Net cash provided by financing activities                             1,031      102,113
                                                                                         ---------    ---------
Effects of exchange rate changes on cash and cash equivalents                                 (349)          46
                                                                                         ---------    ---------
                             Decrease (increase) in cash and cash equivalents              (15,307)      27,371
Cash and cash equivalents at beginning of period                                            39,272       20,655
                                                                                         ---------    ---------
Cash and cash equivalents at end of period                                                  23,965       48,026
                                                                                         =========    =========
Supplemental Disclosures of Cash Flow information
Cash paid during the period for interest                                                        58           48

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued for notes receivable from stockholders                                    --          1,813
Conversion of preferred stock to common stock on date of public offering                      --             26
Issuance of convertible preferred stock in connection with acquisition                        --          1,087
Property and equipment obtained through capital leases                                        --             30
Acquisition of treasury stock in exchange for cancellation of note                             919
Notes receivable cancelled in exchange for repurchase of common stock from stockholders      1,518

                                  VERSATA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Our Company

     Versata, Inc. was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata, Inc. helps the world's leading companies achieve true business agility by enabling them to create business rules for their business policies and processes, which are used to automate the development of transaction-intensive, process-oriented applications.


2. Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of September 30, 2001, and for the three and nine month periods ended of September 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Versata, Inc. and its wholly-owned subsidiaries, all of which are wholly-owned and located in North America, Europe, Australia, Hong Kong and India. All intercompany accounts and transactions have been eliminated in consolidation. Versata, Inc. and its subsidiaries are collectively referred to as the "Company" or "Versata." Intercompany accounts have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the financial position at September 30, 2001, and the operating results for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

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

3.  Summary of Significant Accounting Policies

Revenue Recognition

    Our Company derives revenue from two sources as follows: (i) software license and maintenance revenue to end users, value added resellers (VARs), distributors system integrators, independent software vendors, and application service providers; and (ii) service revenue which includes consulting, training services and customer support. Our Company records revenue from licensing of software products to end-users when a license agreement is signed by both parties, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. Generally, our Company provides payment terms that range from thirty days to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements, our Company recognizes revenue for the delivered elements based upon the residual method. Undelivered elements consist primarily of post contract customer support ("PCS") and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. Our Company recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and the support contracts, which is generally twelve months. For revenue related to consulting services, our Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting.

Net Loss Per Share

    The Company computes net loss per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of unvested restricted common stock, incremental common or preferred shares issuable upon the exercise of stock options and warrants and, prior to our public offering, shares issuable upon conversion of the Series A, Series B, Series C, Series D, Series E and Series F convertible preferred stock.

    The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                           Three Months Ended       Nine Months Ended
                                                                              September 30,            September 30,
                                                                         ----------------------    --------------------
                                                                               2001        2000        2001        2000
                                                                           --------    --------    --------    --------
Numerator:                                                                 ($14,226)   ($12,743)   ($52,284)   ($48,957)
                                                                           --------    --------    --------    --------
        Net Loss
Denominator:
        Weighted average shares outstanding                                  42,198      40,613      42,278      32,708
        Weighted average unvested shares of common stock                     (2,310)     (2,189)     (2,114)     (2,347)
                                                                           --------    --------    --------    --------
           subject to repurchase
        Denominator for basic and diluted calculation                        39,888      38,424      40,164      30,361
                                                                           ========    ========    ========    ========
Basic and diluted net loss per share                                       $  (0.36)   $  (0.33)   $  (1.30)   $  (1.61)
                                                                           ========    ========    ========    ========

        The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods presented (in thousands):

Weighted average effect of common stock equivalents:
        Unvested common stock subject to repurchase                            2,310       2,189       2,114       2,347
        Options outsanding                                                     9,627       6,882      14,748       6,718
        Shares resulting from the conversion of the:                            --          --          --          --
              Series A convertible preferred stock                              --          --          --         1,500
              Series B convertible preferred stock                              --          --          --         4,403
              Series C convertible preferred stock                              --          --          --         6,278
              Series D convertible preferred stock                              --          --          --         6,991
              Series E convertible preferred stock                              --          --          --         4,510
              Series F convertible preferred stock                              --          --          --         3,239
        Warrants to purchase convertible preferred stock                        --          --          --           100
        Warrants to purchase common stock                                       --          --          --           238
                                                                            --------    --------    --------    --------
              Total common stock equivalents excluded from the
              computation of earnings per share as their effect
                                                                            --------    --------    --------    --------
              was antidilutive                                                11,937       9,071      16,862      36,324
                                                                            ========    ========    ========    ========

         In April of 2001, the Company approved the issuance of 2,305,000 shares of common stock to certain of its officers, which are subject to repurchase by the Company. The repurchase rights relating to 1,202,400 of the shares expire over two years, while the remaining1,102,600 shares granted are subject to repurchase rights which expire over 50 months. The issuance of the 2,305,000 shares resulted in stock-based compensation expense of $149,000 in the third quarter of 2001 and $249,000 for the nine months ended September 30, 2001. In connection with the issuance of restricted shares, 1,479,291 stock options held by the same officers were cancelled.

Segment Information

     Versata identifies its operating segments based on the business activities, management responsibility and geographical location. Revenue for geographic regions reported below are based upon the customers' locations. Following is a summary of the geographic information related to revenues (in thousands):


                                     Three Months Ended      Nine Months Ended
                                         September 30,         September 30,
                                     -------------------   ---------------------
                                         2001       2000       2001        2000
                                     --------   --------   --------    --------
Software license revenue:
               United States         $  2,806   $  6,718   $  7,768    $ 14,107
               Europe                     470      1,667      5,642       4,491
               Other international       --          187         (3)        187
                                     --------   --------   --------    --------
                                        3,276      8,572     13,407      18,785

Services revenue:
               United States            2,262      7,172     11,637      18,654
               Europe                     706      1,583      3,091       3,869
               Other international       --          276       --           276
                                     --------   --------   --------    --------
                                        2,969      9,031     14,942      22,799

Total revenue:
               United States            5,069     13,890     19,400      32,761
               Europe                   1,176      3,251      8,733       8,360
               Other international       --          463         (3)        463
                                     --------   --------   --------    --------
                                     $  6,244   $ 17,603   $ 28,155    $ 41,584
                                     ========   ========   ========    ========


    Long-lived  assets,   predominantly  intangibles  and  property,  plant  and
equipment, are based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of September 30, 2001, and December 31, 2000, approximately $14,796,000 and $22,798,000, respectively, of long-lived assets were located in the United States, $683,000 and $1,054,000, respectively, were located in Europe, and $101,000 and $254,000, respectively, were located elsewhere.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

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

    Total comprehensive loss was $14.0 million and $12.6 million for the quarters ended September 30, 2001 and 2000, respectively, and $52.7 million and $58.9 million for the nine months ended September 30, 2001 and 2000, respectively. Total comprehensive loss consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

5.  Restructuring and Other Expenses

   During Q1 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 70 people, or 13% of the total workforce. This reduction impacted all departments, but primarily reflected a shift in the strategy of our services organization. In March 2001, the Company announced a restructuring plan to streamline operations, enhance customer focus and reduce costs. Overall expense reductions were necessary both to lower the existing cost structure and to better align the work force with customer needs. The restructuring plan was precipitated by the changing economic conditions and declining revenues from recent past quarters. Management effected the restructuring plan during the first quarter of 2001 by eliminating approximately 107 employees and contractor positions in all departments and reducing office space and related overhead expenses beginning in the second quarter of 2001. In connection with the reduction in office space, certain leasehold improvements and office furniture totaling $2.9 million were written off and included in restructuring and other expenses in the first quarter of 2001.

    Our company held an investment in the preferred stock of Tru Markets, Inc., a privately held corporation. Our Chairman of the Board of Directors held a membership interest in the general partner of a partnership that owned a controlling interest in the outstanding capital stock of Tru Markets, Inc. In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000 the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee's attempts to obtain additional financing failed and the investee began efforts to sell the Company. The $500,000 loan was recorded in restructuring and other expenses in the first quarter of 2001. In June 2001, Tru Markets, Inc. was acquired by MortgageSight Holding LLC ("MortgageSight") and our investment and loan were converted to 22,122 shares of preferred stock, or less than 1% of MortgageSight. The value of these shares is uncertain, so no amount has been recorded on the balance sheet relative to such shares.

    In April 2001, we expensed our deductible amount for directors' and officers' liability insurance of $350,000 as restructuring and other expenses. This is a result of the class action complaints filed against us and several of our current and former officers and directors (see Note 6).

    In May 2001, the Company took further actions to restructure and streamline operations which consisted primarily of additional reductions of approximately 50 employee positions and several field offices. As well as the undiscounted future lease obligations, net of sublease income. Obligations related to subleasing will continue until 2008 and are accrued for as of September 30, 2001.

    In August, the Company again took actions to further streamline operations, which resulted in an additional reduction of 60 positions, 43 in the United States, and 17 internationally. The Company is making an effort to centralize these offices to reduce redundant overhead expenses.

    In October 2001, the Company eliminated an additional 46 positions, 25 in the United States, and 21 internationally, for which the costs will be taken in Q4 2001.

    The following table summarizes the components of the restructuring and other nonrecurring expenses, by geographic region (in thousands):

                                                            Office
                                                            Closure                                                        Total
                                                              and        Asset        Non-                             Restructuring
                                                 Employee  Subleasing   Disposal  recoverable   Settlement     Other      and Other
                                                Severance    Costs       Losses      Loan       Agreement      Costs       Costs
                                                ---------  ----------   --------  -----------   ----------    ------   -------------
First Quarter of 2001
United States                                    $1,033      $1,703      $3,210      $  500       $ --        $  334      $6,780
EMEA                                                111        --          --          --           --          --           111
Canada and Asia Pacific                              18        --          --          --           --          --            18
                                                 ------      ------      ------      ------       ------      ------      ------
Consolidated expense, March 31, 2001              1,162       1,703       3,210         500         --           334       6,909

Noncash portion in first quarter
Cash payments prior to March 31, 2001               458         238       2,895         500         --           161       4,252
                                                 ------      ------      ------      ------       ------      ------      ------
Accrual balance, March 31, 2001                     704       1,465         315        --           --           173       2,657
                                                 ------      ------      ------      ------       ------      ------      ------
Second Quarter of 2001
United States                                       450         222         369        --          1,122         572       2,735
EMEA                                                758        --          --          --           --          --           758
Canada and Asia Pacific                              11        --          --          --           --          --            11
                                                 ------      ------      ------      ------       ------      ------      ------
Consolidated expense,                             1,219         222         369        --          1,122         572       3,504

Noncash portion in second quarter                  --          --           200         598         --          --           798
Cash payments in second quarter                   1,417         535         484        (598)        --           447       2,285
                                                 ------      ------      ------      ------       ------      ------      ------
Accrual balance, June 30, 2001                      506       1,152        --          --           --           298       1,956
                                                 ------      ------      ------      ------       ------      ------      ------
Third Quarter of 2001
United States                                       790       2,327       1,413         104         --           299       4,934
EMEA                                                211        --          --          --           --          --           211
Canada and Asia Pacific                               5        --          --          --           --          --             5
                                                 ------      ------      ------      ------       ------      ------      ------
Consolidated expense, September 30, 2001          1,007       2,327       1,413         104         --           299       5,150

Noncash portion in third quarter
Cash payments in third quarter                    1,122       1,583       1,413         104         --           361       4,690

                                                 ------      ------      ------      ------       ------      ------      ------
Accrual balance, September 30, 2001              $  567      $1,895      $ --        $ --         $ --        $  237      $2,699
                                                 ======      ======      ======      ======       ======      ======      ======

6.  Impairment of Intangible Assets

As part of the Company's restructuring and reorganization, focus on the provision of consulting services has been reduced. The number of employees engaged in providing consulting services to employees has also been reduced. As a result of this the Company has taken a full impairment charge, totalling $835,000, against the remaining balance of the intangible assets arising on the acquisition of three service companies in the first quarter of 2000. The impairment charge is included as part of amortization of intangibles.

7. Related Party Transactions

    In January, 2001, we provided a guarantee to a financial institution to secure a loan of $1,000,000 made to an officer of our Company by the financial institution. The guarantee and the loan were secured with 559,300 shares of our Company's common stock owned by the officer and the officer delivered a full recourse reimbursement agreement to our Company. In April, 2001, the financial institution requested payment of the loan and we paid $988,000 under our guarantee obligations. In connection with the payment by our Company, we received the right to receive proceeds from the remaining 549,300 shares from the officer as well as a guarantee to repay any amounts due in excess of the value of the shares. On the date of the payment to the financial institution, the fair market value of the 549,300 shares was $464,000 and has been recorded as treasury shares and $524,000 and has been included in restructuring and other operating expenses.

    In  June  2001,  in  connection  with  the  same  officer's  termination  of employment, we cancelled promissory notes and accrued interest totaling $1,517,000 in exchange for 770,009 shares of our Company's common stock owned by the officer. On the date of the agreement, the fair market value of the 770,009 shares was $919,000 and has been recorded as treasury shares and $598,000 has been included in restructuring and other operating expenses.

8. Legal Proceedings

Securities Class Action

Since April 11, 2001, several securities class action complaints were filed against us, and certain of our current and former officers and directors. In August 2001 the class action lawsuits were consolidated before one judge in the United States District Court for the Northern District of California. On October 19, 2001 the lead plaintiffs filed an amended class action complaint naming us, certain of our former officers and a current director, as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under section 11 and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages on behalf of persons who purchased our stock during the class period. It is premature to come to any conclusions as to the allegations and potential damages. We intend to defend these actions vigorously. There can be no assurance that the pending actions will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

State Derivative Action

Since June 11, 2001, two derivative actions were filed on our behalf against certain current and former officers and directors in California state court. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting us to make false financial statements and seek, among other things, compensatory damages. On November 7, 2001, the state court issued an Order granting Versata's Motion to Stay Proceedings in the derivative action until the earlier of the filing of an answer by Versata in the Federal action or dismissal of that action.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Versata should be read in conjunction with the condensed consolidated financial statements of Versata and the accompanying notes included in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements include, without limitation, statements regarding future revenue, expenses, and risks. These forward-looking statements are based on management's current expectations, assumptions and projections and entail various risks and uncertainties including those set forth below under "Risk Factors That May Affect Future Results," that could cause actual results to differ materially from those projected in the forward-looking statements. Versata undertakes no obligation to revise or publicly revise or publicly release the results of any revision to these forward looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

    Overview

    We provide software and services that accelerate and simplify the way business logic is developed and maintained for enterprise applications. Business logic is an umbrella term referring to the aggregated set of business rules and business processes that govern and define a business' operations. Business logic is a critical part of today's new generation of enterprise applications, which are increasingly built in the Java 2 Enterprise Edition (J2EE) programming language.

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


    We derive our revenue from the sale of software product licenses and from related services. Our software is generally priced on a per server basis. Software license revenue also includes product maintenance, which provides the customer with unspecified software upgrades over a specified term, typically twelve months. Services revenue consists of fees from professional services, and customer support. Professional services include consulting, training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Customers typically purchase these professional services from us to enlist our support by way of training and mentoring activities directed at optimizing the customer's use of our software product. Professional services are sold generally on a time-and-materials basis, while customer support is priced based on the particular level of support chosen by the customer.

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

    Net revenues from international sales represented 18% of our total revenue in the third quarter of 2001 and 21% of our total revenue in the same period last year. Net revenues from international sales represented 31% of our total revenue in the nine months ended September 30, 2001 and 21% of our total revenue in the same period last year.

    Our cost of software license revenue consists of royalty payments to third parties for technology incorporated into our products, the cost of manuals and product documentation, as well as packaging and distribution costs. Our cost of service revenue consist of salaries of professional service personnel, and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of services revenue as a percentage of services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $173.6 million and $121.3 million as of September 30, 2001 and December 31, 2000, respectively.

    In January, 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 70 people, or 13% of the total workforce. This reduction impacted all departments, but primarily reflected a shift in the strategy of our services organization.

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

    Our company holds an investment in the preferred stock of Tru Markets, Inc., a privately held corporation. Our Chairman of the Board of Directors held a membership interest in the general Partner of a Partnership that owned a controlling interest in the outstanding capital stock of TruMarkets, Inc. In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000 the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee's attempts to obtain sufficient additional financing failed and the investee began efforts to sell the Company. The $500,000 loan was recorded in restructuring and other expenses in the first quarter of 2001. In June 2001, Tru Markets, Inc. was acquired by MortgageSight Holding, LLC ("MortgageSight") and our investment and loan were converted to 22,122 shares of preferred stock, or less than 1% of MortgageSight. The value of these shares is uncertain, so no amount has been recorded on the balance sheet relative to such shares.

    In April 2001, we expensed our deductible amount for directors' and officers' liability insurance of $350,000 as restructuring and other expenses. This is a result of securities class action complaints filed against us and several of our current and former officers and directors (see note 6).

    In May 2001, we further reduced staff by approximately 50 positions, across all departments, and closed additional field offices. We expensed $3.5 million for restructuring and other expenses in the second quarter of 2001.

    In August 2001, we again reduced staff by 20%, 43 positions in the United States and 17 positions internationally. We expensed an additional $5.3 million in restructuring, and other costs.

    In October 2001 an additional 46 positions were eliminated, 25 in the United States and 21 positions internationally. While final costs are not determinable, we expect to expense a minimum of a million dollars in restructuring expenses in the fourth quarter of 2001.

    Results of Operations

    The following table sets forth for the periods indicated the percentage of total revenue represented by certain lines in our Condensed Consolidated Statements of Operations:

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    ----------------        --------------------
                                    2001      2000          2001      2000
                                    ----      ----          ----      ----
Revenue:
  Software license                    52%       49%           48%       45%
  Services                            48%       51%           52%       55%
                                    ----      ----          ----      ----
Total revenue                        100%      100%          100%      100%

Cost of Revenue:
  Software license                     1%        2%            1%        2%
  Services                            51%       48%          -41%       52%
                                    ----      ----          ----      ----
Total cost of revenue                 52%       50%           60%       54%
                                    ----      ----          ----      ----
Gross profit                          48%       50%           40%       46%

Operating expense:
  Sales and marketing                 75%       69%           90%       81%
  Product development                 28%       16%           29%       16%
  General and administrative          45%       19%           35%       20%
  Stock-based compensation            15%       26%            5%       54%
  Amortization of intangibles         32%        1%           15%        2%
Restructuring and other expense       82%        1%           55%        1%
                                    ----      ----          ----      ----
Total operating expense              277%      131%          230%      175%

                                    ----      ----          ----      ----
Loss from operations                -229%      -81%         -191%     -127%
Interest expenses, net                 5%        8%            6%        9%
Other, net                            -3%        0%           -1%        0%
                                    ----      ----          ----      ----
Net loss                            -227%      -72%         -186%     -118%
                                    ====      ====          ====      ====

    Revenue

    Total revenue consists of software license revenue and services revenue. Total revenue decreased by $11.4 million, or 65%, to $6.2 million in the third quarter of 2001 from $17.6 million in the same period last year. For the nine months ended September 30, 2001, total revenue decreased by $13.5 million, or 32% to $28.1 million from $41.6 million in the same period last year. This decrease is principally attributable to the decrease in IT spending due to overall market conditions, as well as our reduction of our services capacity.

    Software License Revenue

    Software license revenue decreased by $5.3 million, or 62% to $3.3 million in the third quarter of 2001 from $8.6 in the same period last year. For the nine months ended September 30, 2001, software license revenue decreased by $5.4 million, or 29%, to $13.4 million from $18.8 million in the same period last year. The decrease is a result of decreased IT spending.

    Services Revenue

    Services revenue decreased by $6.1 million, or 67%, to $2.9 million in the third quarter of 2001 from $9.0 million in the same period last year. For the nine months ended September 30, 2001, services revenue decreased by $8.1 million, or 35.4% to $14.7 million from $22.8 million in the same period last year. This trend for professional services, and more specifically for our consulting unit, represents our ongoing efforts to reduce our volatility within this business by pushing work to our partner organization. This trend will continue during the fourth quarter, but is substantially completed at this time.

    Cost of Revenue

Total cost of revenue decreased by $5.5 million, or 63%, to $3.2 million in the third quarter of 2001 from $8.8 million in the same period last year. This decrease was mainly attributable to management's restructuring plan initiated in the first quarter of 2001 which resulted in savings in personnel, subcontracting, and office costs beginning in April of 2001. For the nine months ended September 30, 2001, total cost of revenue decreased by $5.2 million, or 23%, to $17.1 million, from $22.3 million in the same period last year. This is due to a decrease in services personnel, and the change in our sales mix. Cost of services revenue may continue to exceed services revenue in future periods as we continue to transition our services capacity to our partner organization or if services revenues decrease in future periods.

    Cost of Software License Revenue

    Cost of software license revenue decreased by $297,000 or 79%, to $79,000 in the third quarter of 2001 from $376,000 in the same period last year. For the nine months ended September 30, 2001, cost of software license revenue decreased by $406,000, or 51%, to $385,000 from $791,000 in the same period last year.

    Cost of Services Revenue

    Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue decreased by $5.2 million, or 62%, to $3.2 million in the third quarter of 2001 from $8.4 million in the same period last year. This decrease is mainly attributable to management's restructuring plan initiated in the first quarter of 2001 which lowered personnel and subcontracting costs from the prior year. For the nine months ended September 30, 2001, cost of service revenue decreased by $4.8 million, or 22%, to $16.7 million from $21.5 million in the same period last year. During the third quarter of 2001, services revenues decreased from the same period last year, resulting in decreases in cost of services as a result of the restructuring initiatives in response to the revenue declines.

    Operating Expenses

    Operating expenses decreased by $5.7 million, or 25%, to $17.3 million in the third quarter of 2001 from $23.1 million in the same period last year. For the nine months ended September 30, 2001, operating expenses decreased by $7.3 million, or 10%, to $64.8 million from $72.1 million in the same period last year. The majority of the decreases were due to our cost-cutting initiatives, offset by an increase in restructuring and other expenses.

    Sales and Marketing

    Sales and marketing expense consists of salaries, commissions, and expense from our sales offices, travel and entertainment expense and marketing programs. Sales and marketing expense decreased by $7.4 million, or 61%, to $4.7million in the third quarter of 2001 from $12.1 million in the same period last year. For the nine months ended September 30, 2001, sales and marketing expenses decreased by $8.5 million, or 25%, to $25.3 million from $33.8 million in the same period last year. These decreases were attributable to a reduction in the number of sales employees, primarily the inside sales group, in connection with the reorganization in March of 2001 as well as a reduction in spending on marketing programs during the second and third quarters of 2001. While our recent restructurings and additional cost reductions in 2001 will continue to reduce Sales and Marketing expenses, these expenses may increase over the long term.

    Product Development

Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $1.0 million, or 36%, to $1.7 million in the third quarter of 2001 from $2.7 million in the same period last year. For the nine months ended September 30, 2001, product development expense increased by $1.5 million, or 23%, to $8.3 million from $6.8 million in the same period last year. These increases were primarily attributable to increases in the number of personnel in Versata's product development and engineering organization, following the acquisition of Verve, Inc. in November 2000. To date, all software development costs have been expensed in the period incurred. We anticipate that additional restructurings in 2001 will reduce product development costs over the short term, although these expenses may increase over the long term.

    General and Administrative

    General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and allowance for doubtful accounts. General and administrative expense decreased by $461,000, or 14%, to $2.8 million in the third quarter of 2001 from $3.3 million in the same period last year. The decrease in the third quarter was primarily due to the recent reductions in the number of general and administrative employees. For the nine months ended September 30, 2001, general and administrative expense increased by $1.5 million, or 18%, to $9.8 million from $8.3 million in the same period last year. The increase during the nine months ended September 30, 2001 relates to increases in the first quarter of 2001 compared to the first quarter of 2000, and was primarily attributable to internal growth, acquisitions and other costs to support a publicly traded company. We expect that our recent restructuring of our operatoins will reduce our general and administrative expenses over the short term, although these expenss may increase over the long term.

    Stock-Based Compensation

    Stock-based compensation expense includes the amortization of unearned employee stock-based compensation, offset by reversals of previously expensed amounts for cancellations of the related options. The impact of variably accounting for the stock appreciation right assumed on the acquisition of Verve is also included in this caption. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Stock-based compensation expense also includes expenses for stock granted to consultants in exchange for services. Stock-based compensation expense decreased by $3.6 million, or 79%, to $0.9 million for the third quarter of 2001 from an expense of $4.5 million in the same period last year. For the nine months ended September 30, 2001, stock-based compensation expense decreased by $20.8 million, or 93%, to $1.5 million from $22.3 million in the same period last year. The decreases are related to the impact of option cancellations for terminated employees. Additional unvested outstanding options will continue to vest over the next 32 months, which will result in additional compensation expense of approximately $1.3 million in the aggregate in periods subsequent to September 30, 2001. This future expense will be reduced in the event of related option cancellations for employee terminations in the future.

    Amortization of Intangibles

    Amortization of intangibles expense increased by $1.8 million, or 753%, to $2.0 million for the third quarter of 2001 from $233,000 in the same period last year. For the nine months ended September 30, 2001, amortization of intangibles expense increased by $3.6 million, or 549%, to $4.3 million from $660,000 at the same period last year. These increases are related to Versata writing off in the third quarter of 2001, $835,000 in intangibles for two services companies acquired in 2000, as well as the additional amortization expense resulting from the acquisition of Verve, Inc. in November 2000. After doing the requisite impairment tests on the intangible assets arising from the acquisition of the two services companies, it was determined that the value of these intangibles was impaired, as we are reducing our services capacity.

    Restructuring and other expenses

    Restructuring and other expenses primarily relate to severance and office consolidation costs. In March 2001, we announced a restructuring plan to streamline operations, enhance customer focus and reduce costs. Overall expense reductions were necessary both to lower existing cost structure and to better
align  the  work  force  with  customer  needs.  The   restructuring   plan  was
precipitated by the changing economic conditions and declining revenues from recent past quarters. Management effected the restructuring plan during the first three quarters of 2001 by eliminating certain employee positions and reducing office space and related overhead expenses beginning in the second quarter of 2001. With the reduction of 46 more positions in October of 2001. Obligations related to subleasing may continue until 2008 as estimated and are accrued for as of September 30, 2001. We had nonrecurring expenses of $5.1million in the third quarter of 2001 and $15.6 million for the nine months ended September 30, 2001. We will incur charges of approximately $1.7 million in the fourth quarter of 2001 as a result of the reduction in force in October 2001.

    Interest Income (Expense), Net

    Interest income (expense), net is primarily comprised of interest income from our cash and investments. We had net interest income of $303,000 for the third quarter of 2001, a decrease of $1.2 million compared to net interest income of $1.5 million for the third quarter of 2000. For the nine months ended September 30, 2001, net interest income was $1.7 million, a decrease of $2.1 million from net interest income of $3.8 million in the same period last year. These decreases were due to the reduction of cash and cash equivalents in 2001 compared to the same periods last year.

    Provision for Income Taxes

    We have incurred operating losses for all periods from inception through September 30, 2001. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain.

    Liquidity and Capital Resources

    Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of September 30, 2001, we had $31.7 million in cash and cash equivalents, restricted cash and short-term investments and $18.2 million in working capital. Net cash used in operating activities was $41.8 million in the first nine months of 2001 and $28.7 million in the first nine months of 2000. Net cash flows used by operating activities in each period reflect net losses, offset by non-cash expenses including stock-based compensation, nonrecurring charge due to fixed asset write-off, depreciation, amortization, and provision for doubtful accounts. The use of operating cash was also impacted to a lesser extent by changes in working capital.

    Net cash provided by investing activities was $18.9 million in the first nine months of 2001 and net cash used in investing activities was $46.1 million in the first nine months of 2000. The increase in cash provided by investing activities during the first nine months of 2001 primarily reflects the maturities of short-term investments of $27.9 million in the first nine months of 2001 compared to purchases of investments of $40.0 million in the same period last year. Our capital expenditures consisted primarily of purchases of office furniture, equipment and leasehold improvements in connection with the relocation of the Company's headquarters in the first quarter of 2001.

    Net cash provided by financing activities was $2.8 million in the first nine months of 2001 and $102.1 million in the first nine months of 2000. The decrease from the prior year is primarily due $96.7 million in proceeds from the initial public offering in March 2000. The majority of cash provided by financing activities in the first nine months of 2001 relate to proceeds from the issuance of common stock under the employee stock purchase plan. After the most recent employee stock purchase plan purchase in August of 2001, the Company has decided for the remainder of 2001 to suspend employee participation under the plan.

    We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing.. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

The Price of Our Common Stock is Volatile and It May Fluctuate Significantly.

    The market price of our common stock has fluctuated significantly and has declined sharply since our initial public offering in March 2000 and more recently in 2001. Our Company's stock price is affected by a number of factors, some of which are beyond our control including:

     o quarterly variations in results, announcements that our revenue or income are below analysts' expectations;

     o    the competitive landscape;

     o    technological innovations by us or our competitors;

     o    changes in earnings estimates or recommendations by analysts;

     o sales of large blocks of our common stock, sales or the intention to sell stock by our executives and directors;

     o    general economic and market conditions;


     o    additions or departures of key personnel;

     o    estimates and projections by the investment community; and

     o fluctuations in our stock trading volume, which is particularly common among highly volatile securities of software companies.

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

Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods.

    Our revenues are relatively difficult to forecast and vary from quarter to quarter due to various factors including the:

     o    relatively long sales cycles for our products;

     o size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic;

     o introduction of new products or product enhancements by us or our competitors;

     o potential for delay or deferral of customer implementations of our software;

     o    changes in customer budgets;

     o    seasonality  of  technology   purchases  and  other  general  economic
          conditions; and

     o    changes in our pricing policies or those of our competitors.

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

    Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

    o   competition in the Internet infrastructure software market;

    o the integration of people, operations, and products from acquired businesses and technologies;

    o   the overall trend toward industry consolidation;

    o   the   introduction  and   market  acceptance  of  new  technologies  and
        standards;

    o   variations in mix of products sold; and

    o changes in general economic conditions and specific economic conditions in the Internet infrastructure software market.

    Any of the above factors could have a material adverse impact on our operations and financial results.

The Private Securities Class Action Lawsuits and State Derivative Action Against Us and Certain of Our Directors and Officers Could Have a Material Adverse Effect On Our Business, Financial Condition and Results of Operations.

    We and certain of our former officers and a director have been named as defendants in a private securities class action lawsuits. In addition, two derivative actions on behalf of our Company were filed against certain current and former officers and directors in California state court. Depending on the outcome of such litigation, we may be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these matters, we may incur substantial defense costs and that such actions may cause a diversion of management time and attention.

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

    Our Company's common stock has not maintained a minimum bid price of $1.00 over the last consecutive 30 trading days as required by the Nasdaq National Market. On September 27, 2001, Nasdaq implemented a moratorium on the minimum bid price and market value of public float requirements for continued listing on the Nasdaq Stock Market. The moratorium, which applies to all companies that were previously subject to these requirements, suspends such requirements until January 2, 2002. Accordingly, Nasdaq will not consider our Company's closing bid prices or market value of public float before January 2, 2002.

    If Versata's common stock's minimum closing bid price per share is less than $1.00 for a period of 30 consecutive trading days after January 2, 2002, Versata's shares may be delisted following a 90 day notice period, subject to Versata's right to appeal. If any appeal we file receives an unfavorable determination by NASD, our common stock would be removed from listing on the Nasdaq National Market which could have a material adverse effect on us and on the price of our common stock.

We Have Incurred Increasing Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

    We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of September 30, 2001, we had an accumulated deficit of $173.6 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

If We Do Not Develop and Enhance New and Existing Products to Keep Pace With Technological, Market and Industry Changes, Our Revenues May Decline.

    The markets for our products are characterized by rapid technological advances in software development, evolving standards in software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain our competitive position, we must:

    o enhance and improve existing products and continue to introduce new products that keep pace with technological developments;

    o   satisfy increasingly sophisticated customer requirements; and

    o   achieve market acceptance.

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

    If we fail to add new customers who license our products, our services revenue will also likely decline. Our service revenue is derived from fees for professional services and customer support related to our products. The total amount of services and support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a further downturn in our software license revenue such as it occurred during 2001 or a decline in the percentage of customers who renew their annual support agreements, our services revenue could become flat or further decline.

Our Failure to Maintain Ongoing Sales Through Distribution Channels Will Result in Lower Revenues.

    To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as packaged application software vendors (ISVs), systems integrators and independent consultants, application service providers (ASPs) and distributors, particularly IBM. Our ability to achieve revenue growth in the future will depend in part on our success in making our direct sales force more efficient and in further establishing and expanding relationships with distributors, ASPs, ISVs, OEMs and systems integrators. We intend to seek distribution arrangements with additional ISVs to embed our Versata Logic Suite and Versata Interaction Suite in their products. It is possible that we will not be able to increase the efficiency of our direct sales force or other distribution channels, or secure license agreements with additional ISVs on commercially reasonable terms. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

Since the Licensing of Our Automation Technology is a Key Component of Sales, Our Business May Suffer If We Cannot Protect Out Intellectual Property.

    Approximately 52% of our revenue in the third quarter of 2001 was derived from the license of software products. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. We currently have a U.S. patent relating to our automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. In addition, we have a U.S. patent pending relating to our business rules automation in database application development and maintenance. We cannot predict whether this patent application will result in an issued patent, or if a patent is issued, whether it will provide any meaningful protection. Moreover, these legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers.

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

INTEREST RATE RISKS. Our exposure to interest rate risks results primarily from its short-term investments. These securities have been classified as cash equivalents when the maturity dates are less than 90 days at the date of issuance, and as short-term investments when the maturity dates are between 90 and 365 days at the date of issuance. Based on our balance of short-term investments at September 30, 2001 our interest risk, based on a hypothetical increase in interest rates of 50 basis points for the financial instruments included in our portfolio, would be a decrease of approximately $9,700 in the value of our portfolio.

FOREIGN CURRENCY RISKS. As of September 30, 2001, Versata had operating subsidiaries located in the United Kingdom, Canada, India, Germany, Australia, and France. Internationally, Versata invoices customers primarily in local currency and we maintain only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We do not currently enter into foreign currency hedge transactions. Through September 30, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action

Since April 11, 2001, several securities class action complaints were filed against us, and certain of our current and former officers and directors. In August 2001 the class action lawsuits were consolidated before one judge in the United States District Court for the Northern District of California. On October 19, 2001 the lead plaintiffs filed an amended class action complaint naming us, certain of our former officers and a current director, as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under section 11 and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages on behalf of persons who purchased our stock during the class period. It is premature to come to any conclusions as to the allegations and potential damages. We intend to defend these actions vigorously. There can be no assurance that the pending actions will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

State Derivative Action

Since June 11, 2001, two derivative actions were filed on our behalf against certain current and former officers and directors in California state court. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting us to make false financial statements and seek, among other things, compensatory damages. We have filed a motion for a stay of the action and, alternatively, of discovery. No ruling has yet been made with respect to that motion.

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

Item 2. Changes in Securities and Use of Proceeds

(a) Use of Proceeds

    We have invested the net proceeds from its initial public offering of common stock in interest bearing investment grade instruments. We expect to use the net proceeds primarily to fund working capital, technology and product development and sales and marketing. None of the net proceeds of our initial public offering were paid to any of our directors or officers, or to any person owning 10% or more of any class of our equity securities.

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

    4.1(2)    Form of Specimen Common Stock Certificate.

    10.1(2)*  2000 Stock Incentive Plan of Versata.

    10.2(2)*  Employee Stock Purchase Plan of Versata.

    10.3(2) Fourth Amended and Restated Investors' Rights Agreement, among Versata and some of its stockholders, dated November 30, 1999.

    10.4(2) Form of Indemnification Agreement entered into between Versata and each of its directors and executive officers.

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

(1)   Incorporated  by reference  from the Company's  Form 8-K dated December 1,
      2000.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-92451).

(3)   Incorporated  by reference  from the Company's  Form 10-Q dated August 14,
      2000.

(4) Incorporated by reference from the Company's Form 10-Q dated September 24, 2000.

(b)   Reports on Form 8-K:

    We did not file any reports on Form 8-K/A during the quarter for which this report was filed.

                                  VERSATA, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSATA, INC.

Date: November 14, 2001               /s/  DOUGLAS ROBERTS
                                      ------------------------------------------
                                           Chief Executive Officer and President

                                      /s/  JIM DOEHRMAN
                                      ------------------------------------------
                                           Chief Operating Officer,
                                           Chief Financial Officer, Secretary
                                           and Executive Vice President