Form 10-Q/A
period 2001-03-31
VERSATA INC
filed 2001-11-19
CIK 1034397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A
                                Amendment No. 1

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

                         300 Lakeside Drive, Suite 1500
                                OAKLAND, CA 94612
               (Address of principal executive offices) (Zip Code)

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

Explanatory Note:

The following 10-Q/A amends the previously reported stock-based compensation expense for the three months ended March 31, 2001.

                                                                INDEX
                                                                                                                         PAGE NUMBER
                                                                                                                         -----------
                                                    PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets At March 31, 2001 And December 31, 2000 ..............................................    3


Condensed Consolidated Statements Of Operations and Comprehensive Loss For The Three Months Ended March 31, 2001 And 2000 ..    4


Condensed Consolidated Statements Of Cash Flows For The Three Months Ended March 31, 2001 And 2000 .........................    5

Notes To Condensed Consolidated Financial Statements .......................................................................    6

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations ..............................   11

Item 3. Quantitative And Qualitative Disclosures About Market Risk .........................................................   21


                                                     Part II. OTHER INFORMATION

Item 1. Legal Proceedings ..................................................................................................   21

Item 2. Changes In Securities And Use Of Proceeds ..........................................................................   21

Item 4. Submission Of Matters To A Vote Of Security Holders ................................................................   22

Item 6. Exhibits And Reports On Form 8-K ...................................................................................   22

Signatures .................................................................................................................   22

                                                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                            VERSATA, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (in thousands, unaudited)



                                                                                                   MARCH 31,            DECEMBER 31,
                                                                                                     2001                   2000
                                                                                                   ---------              ---------
ASSETS
Current assets:
     Cash and cash equivalents .......................................................             $  30,663              $  39,272
     Short-term investments ..........................................................                16,875                 29,926
     Accounts receivable, net of allowance of $1,893 at
          March 31, 2001 and $1,795 at December 31, 2000 .............................                10,761                 14,177
     Unbilled receivables ............................................................                 2,712                  3,584
     Prepaid expenses and other current assets .......................................                 2,745                  3,075
                                                                                                   ---------              ---------
              Total current assets ...................................................                63,756                 90,034
Restricted cash ......................................................................                 5,262                  5,189
Property and equipment, net ..........................................................                12,702                 11,901
Notes receivable from related parties ................................................                   108                    156
Intangible assets ....................................................................                11,302                 12,205
Other assets .........................................................................                   216                    354
                                                                                                   ---------              ---------
              Total assets ...........................................................             $  93,346              $ 119,839
                                                                                                   =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................................             $   5,650              $   9,040
     Accrued liabilities .............................................................                15,029                 13,146
     Accrued stock-based compensation ................................................                  --                    1,095
     Deferred revenue ................................................................                 7,327                  8,661
     Current portion of long-term debt ...............................................                   125                    134
                                                                                                   ---------              ---------
              Total current liabilities ..............................................                28,131                 32,076
Long-term debt, less current portion .................................................                   182                    218
                                                                                                   ---------              ---------
              Total liabilities ......................................................                28,313                 32,294
Stockholders' equity:
     Common stock ....................................................................                    41                     41
     Additional paid-in capital ......................................................               220,500                226,352
     Notes receivable from stockholders ..............................................                (2,345)                (3,868)
     Unearned stock-based compensation ...............................................                (7,324)               (13,870)
     Accumulated other comprehensive income/(loss) ...................................                  (219)                   166
     Accumulated deficit .............................................................              (145,620)              (121,276)
                                                                                                   ---------              ---------
              Total stockholders' equity .............................................                65,033                 87,545
                                                                                                   ---------              ---------
              Total liabilities and stockholders' equity .............................             $  93,346              $ 119,839
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

                                                            VERSATA, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                (In thousands, except per share data)
                                                             (Unaudited)


                                                                                                         THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                     ------------------------------
                                                                                                       2001                  2000
                                                                                                     --------              --------

Revenue:
  Software license .....................................................................             $  4,140              $  4,136
  Services and other fees ..............................................................                6,892                 5,970
                                                                                                     --------              --------
        Total revenue ..................................................................               11,032                10,106
Cost of revenue:
  Software license .....................................................................                  157                   194
  Services (exclusive of stock-based compensation of $782
    and $4,048, respectively) ..........................................................                8,388                 5,478
                                                                                                     --------              --------
        Total cost of revenue ..........................................................                8,545                 5,672
                                                                                                     --------              --------
Gross profit ...........................................................................                2,487                 4,434
Operating expenses:
  Sales and marketing (exclusive of stock-based compensation of
    $1,758 and $5,130, respectively) ...................................................               11,940                10,189
  Product development (exclusive of stock-based compensation of
    $(460) and $1,072  respectively) ...................................................                3,895                 1,857
  General and administrative (exclusive of stock-based
    compensation of $121 and $824, respectively) .......................................                3,992                 2,001
  Stock-based compensation .............................................................                 (141)               11,074
  Amortization of intangibles ..........................................................                1,145                   190
  Restructuring and other expenses (excludes the benefit of $2,342 for the three months ended March 31, 2001, relating to the reversal of previously recorded stock-based
  compensation related to employees terminated in the restructuring)....................                6,909                  --
                                                                                                     --------              --------
               Total operating expenses ................................................               27,740                25,311

Loss from operations ...................................................................              (25,253)              (20,877)
Interest income (expense), net .........................................................                  909                   665
                                                                                                     --------              --------
Net loss ...............................................................................             $(24,344)             $(20,212)
                                                                                                     --------              --------
Change in unrealized gain(loss) on marketable securities ...............................                   23                  --
Change in foreign currency translation adjustments .....................................                 (408)                 --
                                                                                                     --------              --------
Comprehensive Loss .....................................................................             $(24,729)             $(20,212)
                                                                                                     ========              ========
Basic and diluted net loss per share ...................................................             $  (0.61)             $  (1.33)
                                                                                                     ========              ========
Weighted average common shares used in computing basic
  and diluted net loss per share .......................................................               39,821                15,203
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

                                                            VERSATA, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In Thousands)
                                                             (Unaudited)



                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                       ----------------------------
                                                                                                          2001               2000
                                                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss .................................................................................         $ (24,344)         $ (20,212)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization ......................................................             1,945                406
          Provision for doubtful accounts ....................................................               787                376
          Write-down of leasehold improvements and office furniture in
             connection with restructuring ...................................................             2,894               --
          Stock-based compensation expense ...................................................              (141)            11,074
    Change in operating assets and liabilities:
          Trade accounts receivable ..........................................................             2,657             (4,191)
          Unbilled receivable ................................................................               844                516
          Prepaid expenses and other assets ..................................................               319             (1,295)
          Restricted Cash ....................................................................               (73)                 0
          Other assets .......................................................................               138               (234)
          Accounts payable and accrued liabilities ...........................................            (1,752)             5,661
          Deferred revenues ..................................................................            (1,334)             1,750
                                                                                                       ---------          ---------
                       Net cash used in operating activities .................................           (18,000)            (6,149)
                                                                                                       ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of short-term investments ......................................................            13,074               --
   Purchase of property and equipment ........................................................            (4,492)            (1,547)
   Increase (Decrease) in notes receivable from related parties ..............................                 2               (289)
   Cash paid in connection with acquisition and subsequent earnout payments ..................              (187)              (351)
                                                                                                       ---------          ---------
                       Net cash provided by (used in) investing activities ...................             8,397             (2,187)
                                                                                                       ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations ..........................................               (20)               (21)
    Principal payments on equipment loan .....................................................               (25)               (22)
    Net proceeds from issuance of convertible preferred stock ................................              --                1,500
    Net proceeds from issuance of common stock ...............................................              --               96,654
    Proceeds from issuance of common stock under
       employee stock purchase plan ..........................................................             1,429               --
    Proceeds from exercise of stock options and warrants .....................................                73                783
    Repurchase of common stock from stockholders .............................................              --                   (6)
    Payments from stockholders on notes receivable ...........................................                 5                272
    Loans provided to stockholders ...........................................................              --                 (650)
                                                                                                       ---------          ---------
                       Net cash provided by financing activities .............................             1,462             98,510
                                                                                                       ---------          ---------
Effects of exchange rate changes on cash and cash equivalents ................................              (408)              --
                                                                                                       ---------          ---------
                       Decrease (Increase) in cash and cash equivalents ......................            (8,609)            90,174
                                                                                                       ---------          ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................................            39,272             20,655
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................................         $  30,663          $ 110,829
                                                                                                       =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest .....................................................         $      14          $      17
                                                                                                       =========          =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Common stock issued for notes receivable from stockholders ...................................         $    --            $   1,813
                                                                                                       =========          =========
Conversion of preferred stock to common stock on date of public offering .....................         $    --            $      26
                                                                                                       =========          =========
Issuance of convertible preferred stock in connection with acquisition .......................         $    --            $   1,087
                                                                                                       =========          =========
Notes receivable cancelled in exchange for repurchase of common stock from
 stockholders ................................................................................         $   1,518          $    --
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

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year. The restricted cash balances have been reclassified in a separate caption in the Consolidated Balance Sheet as of December 31, 2000.

During the half quarter of 2001, the Company reduced its workforce and these reductions resulted in employees forfeiting unvested options. However, we incorrectly calculated the reversal of the previously recognized stock-based compensation charges by including the reversal of charges related to options that had already vested at the employees' termination dates. As a result, we are restating our previously reported stock-based compensation credit of $865,000 for the three months ended March 31, 2001.


During the first half of 2001 our stock price decreased sch that the liability related to the Stock Appreciation Rights Plan ("SAR"), which we assumed on an acquisition in 2000, was reduced to zero under variable accounting for the SAR. However, we incorrectly reduced this liability to zero in the second quarter of 2001 rather than the first quarter of 2001. The effect of this adjustment is a decrease in the stock-based compensation expense of $1,127,000 for the three months ended March 31, 2001.


For the three months ended March 31, 2001, the net impact of these two matters is as follows:



                                                 Three Months Ended
                                                   March 31, 2001
                                          -------------------------------------
                                           As Reported            As Restated
Net Loss                                  $   23,620,000         $   24,344,000
Basic and diluted net loss per share      $        (0.59)        $        (0.61)



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

         The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------
Numerator:
  Net Loss ...........................................    $(24,344)    $(20,212)
                                                          ========     ========
Denominator:
  Weighted average shares outstanding ................      41,328       17,640
  Weighted average unvested shares of common stock
        subject to repurchase ........................      (1,507)      (2,437)
                                                          --------     --------
  Denominator for basic and diluted calculation ......      39,821       15,203
                                                          ========     ========
Basic and diluted net loss per share .................    $  (0.61)    $  (1.33)
                                                          ========     ========



         The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods presented (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
Weighted average effect of common stock equivalents:
  Unvested common stock subject to repurchase ..............   1,507     2,437
  Options outstanding ......................................   7,990     6,376
  Shares resulting from the conversion of the:
     Series A convertible preferred stock ..................    --       1,250
     Series B convertible preferred stock ..................    --       3,669
     Series C convertible preferred stock ..................    --       5,231
     Series D convertible preferred stock ..................    --       5,822
     Series E convertible preferred stock ..................    --       3,751
     Series F convertible preferred stock ..................    --       2,658
  Warrants to purchase convertible preferred stock .........    --         206
  Warrants to purchase common stock ........................    --         475
                                                              ------    ------
     Total common stock equivalents excluded from the
       computation of earnings per share as their effect
        was antidilutive ...................................   9,497    31,875
                                                              ======    ======

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

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2001            2000
                                                      -------         -------
Software license revenue:
             United States                            $ 2,339         $ 3,088
             Europe                                     1,661             995
             Other international                          140              53
                                                      -------         -------
                                                        4,140           4,136
Services revenue:
             United States                            $ 5,292         $ 5,622
             Europe                                     1,263             348
             Other international                          337            --
                                                      -------         -------
                                                        6,892           5,970
Total revenue:
             United States                            $ 7,631         $ 8,710
             Europe                                     2,924           1,343
             Other international                          477              53
                                                      =======         =======
                                                      $11,032         $10,106
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


         Total comprehensive loss was $24.7 million and $20.2 million for the quarters ended March 31, 2001 and 2000, respectively. Total comprehensive loss consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

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

         The following table summarizes the components of the restructuring and other nonrecurring expenses, by geographic region (in thousands):


                                                                                                                           Total
                                                                                                                      Restructuring
                                                                   Office        Asset                                   and other
                                                    Employee     Subleasing     Disposal   Nonrecoverable    Other      Nonrecurring
                                                    Severance      Costs         Losses         Loan         Costs         Costs
                                                    ---------      -----         ------         ----         -----         -----
United States                                        $1,033        $1,703        $3,210        $  500        $  334        $6,780
EMEA                                                    111          --            --            --            --             111
Canada and Asia Pacific                                  18          --            --            --            --              18
                                                     ------        ------        ------        ------        ------        ------
Consolidated expense, March 31, 2001                  1,162         1,703         3,210           500           334         6,909
Noncash portion in first quarter                          0             0         2,895           500             0         3,395
Cash payments in first quarter                          458           238             0             0           161           857
                                                     ------        ------        ------        ------        ------        ------
Accrual balance, March 31, 2001                      $  704        $1,465        $  315        $ --          $  173        $2,657
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

         RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage revenues represented by certain lines in our Condensed Consolidated Statements of Operations:


                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                     -------------------------
                                                       2001              2000
                                                     -------           -------
Revenue:
  Software license .......................              37.5%             40.9%
  Services ...............................              62.5              59.1
                                                     -------           -------
Total revenue ............................             100.0             100.0
                                                     -------           -------
Cost of Revenue:
  Software license .......................               1.4               1.9
  Services ...............................              76.0              54.2
                                                     -------           -------
Total cost of revenue ....................              77.4              56.1
Gross profit .............................              22.6              43.9
Operating expense:
  Sales and marketing ....................             108.2             100.8
  Product development ....................              35.3              18.4
  General and administrative .............              36.2              19.8
  Stock-based compensation ...............              (1.3)            109.6
  Amortization of intangibles ............              10.4               1.9
  Nonrecurring Expense ...................              62.6
                                                     -------           -------
Total operating expense ..................             251.4             250.5
Loss from operations .....................            (228.9)           (206.6)
  Interest income (expense)
  Other, net .............................               8.2               6.6
                                                     -------           -------
Net loss .................................            (220.7)%          (200.0)%
                                                     =======           =======



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

         OPERATING EXPENSES

         Operating expense increased by $2.4 million, or 9.6%, from $25.3 million in the first quarter of 2000 to $27.7 million in the first quarter of 2001. The majority of these increases were due to the nonrecurring charge of $6.9 million, which is related to the restructuring effort to realign the company's expenses with a business plan geared to the changing economy in the first quarter of 2001. The balance of the increases were due to increased investments in our operations and an increase in amortization of intangibles as a result of an acquisition made in 2000. These increases were offset by a decrease in stock-based compensation.

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

         Stock-Based Compensation

         Stock-based compensation expense includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expense is amortized on an accelerated
                                       12
basis over the vesting period of the related options, generally 50 months. If an employee terminates prior to full vesting of their options, that portion of the expenses related to unvested options that was previously recognized on an accelerated basis is reversed. We incurred a non-cash charge (credit) of $(141,000) million for the first quarter of 2001 as compared to $11.1 million in the first quarter of 2000, related to the issuance of stock options with exercise prices below fair market value on the date of grant. The credit in the first quarter of 2001 relates to the impact of option cancellations for terminated employees exceeding the amortization for the period. Additional unvested outstanding options will continue to vest over the next 38 months, which will result in additional compensation expense of approximately $7.3 million in the aggregate in periods subsequent to March 31, 2001, which will be charged to operations over the next 38 months.


         Amortization of Intangibles

         We incurred non-cash charges of $1.1 million in the first quarter of 2001 for the amortization of goodwill related to the acquisitions of Pragma6 in the fourth quarter of 1999, the acquisitions of McGilly and Webink in the first quarter of 2000, and the acquisitions of Verve, Inc. in the fourth quarter of 2000. There were no such charges in the first quarter of 2000. Goodwill of approximately $11.3 million will continue to be charged to operations ratably over the period of benefit, which is three years.

         Restructuring and Other Expenses


         Restructuring and Other Expenses expenses primarily relate to severance and office consolidation costs. In March 2001, the Company announced a restructuring plan to streamline operations, enhance customer focus and reduce costs. Overall expense reductions were necessary both to lower existing cost structure and to better align the work force with customer needs. The restructuring plan was precipitated by the changing economic conditions and declining revenues from recent past quarters. Management effected the restructuring plan during the first quarter of 2001 by eliminating certain employee positions and is reducing office space and related overhead expenses beginning in the second quarter of 2001. We expect that the majority of the remaining restructuring actions such as office closures and subleasing will be completed by the end of the third quarter of 2001. Obligations related to subleasing may continue until 2008 as estimated and accrued for as of March 31, 2001. We had restructuring and other expenses of $6.9 million in the first quarter of 2001. There were no such charges in the first quarter of 2000.


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

         LIQUIDITY AND CAPITAL RESOURCES


         Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of March 31, 2001, we had $52.8 million in cash and cash equivalents and short-term investments and $35.4 million in working capital. Net cash used in operating activities was $18.1 million in the first quarter of 2001 and $6.1 million in the first quarter of 2000. Net cash flows used by operating activities in each period reflect increasing net losses, offset by non-cash expenses including stock-based compensation, nonrecurring charge due to fixed asset write-off, depreciation, amortization, and provision for doubtful accounts. The use of operating cash was also impacted to a lesser extent by changes in working capital.


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

o additions or departures of key personnel and estimates and projections by the investment community; and

o fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software companies.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein:

        EXHIBIT
         NUMBER                      DESCRIPTION OF DOCUMENT
         ------                      -----------------------

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


VERSATA, INC.


Date: November 16, 2001             /s/  DOUGLAS ROBERTS
                                    --------------------------------------------
                                         Chief Executive Officer and President


                                    /s/  JIM DOEHRMAN
                                    --------------------------------------------
                                         Chief Operating Officer,
                                         Chief Financial Officer, Secretary
                                         and Executive Vice President