Form 10-Q/A
period 2001-06-30
VERSATA INC
filed 2001-11-19
CIK 1034397

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

                                 Yes [X] No [ ]

    As of July 31, 2001, the total number of outstanding shares of the Registrant's common stock was 42,402,809.

    Explanatory Note:


    The following 10-Q/A amends the previously reported stock-based compensation expense for the three months and six months ended June, 30 2001.

    INDEX

                                                                                                                      PAGE NUMBER
                                                                                                                      -----------

                                                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets At June 30, 2001 And December 31, 2000...................................             3


Condensed Consolidated Statements Of Operations and Comprehensive Loss For The Three And
   Six Months Ended June 30, 2001 And 2000.....................................................................             4


Condensed Consolidated Statements Of Cash Flows For The Six Months Ended June 30, 2001 And 2000................             5

Notes To Condensed Consolidated Financial Statements...........................................................             6

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations..................            10

Item 3. Quantitative And Qualitative Disclosures About Market Risk.............................................            22


                                                       PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................................................................            22

Item 2. Changes In Securities And Use Of Proceeds..............................................................            23

Item 4. Submission Of Matters To A Vote Of Security Holders....................................................            23

Item 6. Exhibits And Reports On Form 8-K.......................................................................            23

Signatures.....................................................................................................            25


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERSATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands, unaudited)

                                                          June 30,  December 31,
                                                            2001       2000
                                                         ---------   ---------
ASSETS
Current Assets:
   Cash and cash equivalents                             $  20,142   $  39,272
   Short-term investments                                   10,298      29,926
   Accounts receivable, net of allowance of $2,063 at
      June 30, 2001 and $1,795 at December 31, 2000         12,954      14,177
   Unbilled receivables                                      2,656       3,584
   Prepaid expenses and other assets                         2,067       3,075
                                                         ---------   ---------
      Total current assets                                  48,117      90,034

Restricted cash                                              5,351       5,189
Property and equipment, net                                 11,903      11,901
Note receivable from related parties                           104         156
Intangibles, net                                            10,120      12,205
Other assets                                                   206         354
                                                         ---------   ---------
      Total assets                                       $  75,801   $ 119,839
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $   3,454   $   9,040
   Accrued liabilities                                       8,611      13,146
   Restructuring liability                                   1,401        --
   Accrued stock-based compensation                           --         1,095
   Current portion of long-term debt                           116         134
   Deferred revenue                                          9,366       8,661
                                                         ---------   ---------
      Total current liabilities                             22,948      32,076

   Restructuring liability, long-term                          555        --
   Long-term debt, less current portion                        239         218
                                                         ---------   ---------
      Total liabilities                                     23,742      32,294
                                                         ---------   ---------

Stockholders' equity
   Common Stock                                                 44          41
   Additional paid-in- capital                             215,098     226,352
   Treasury stock                                           (1,383)       --
   Notes Receivable from shareholders                         (926)     (3,868)
   Unearned stock-based compensation                          (987)    (13,870)
   Accumulated other comprehensive income (loss)              (452)        166
   Accumulated deficit                                    (159,335)   (121,276)
                                                         ---------   ---------
      Total stockholder's equity                            52,059      87,545
                                                         ---------   ---------
      Total liabilities and stockholders' equity         $  75,801   $ 119,839
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

                                                 VERSATA, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                     (In thousands, except per share data)
                                                  (unaudited)


                                                                   Three Months Ended       Six Months Ended
                                                                         June 30,                June 30,
                                                                  --------------------    --------------------
                                                                    2001        2000        2001        2000
                                                                  --------    --------    --------    --------
Revenue:
Software license                                                  $  5,991    $  6,077    $ 10,131    $ 10,213
Services                                                             4,868       7,798      11,760      13,768
                                                                  --------    --------    --------    --------
Total revenue                                                       10,859      13,875      21,891      23,981
                                                                  --------    --------    --------    --------
Cost of Revenue:
Software license                                                       149         221         306         415
Services (exclusive of stock-based compensation of $549 and          5,136       7,596      13,524      13,074
$1,770 for the three months ended June 30, 2001 and 2000,
respectively, and $1,331 and $5,818 for the six months ended
June 30 , 2001 and 2000, respectively)
                                                                  --------    --------    --------    --------
Total cost of revenue                                                5,285       7,817      13,830      13,489
                                                                  --------    --------    --------    --------
Gross profit                                                         5,574       6,058       8,061      10,492
                                                                  --------    --------    --------    --------

Operating expense:


Sales and marketing (exclusive of stock-based compensation of        8,657      11,493      20,597      21,682
 $1,297 and $3,603 for the three months ended June 30, 2001
 and 2000, respectively, and $3,055 and $8,734 for the six
 months ended June 30, 2001 and 2000, respectively)


Product development (exclusive of stock-based compensation of        2,650       2,166       6,545       4,023
 $297 and $847 for the three months ended June 30, 2001,
 and 2000, respectively, and ($163) and $1,918 for the six
 months ended June 30, 2001 and 2000, respectively)

General and administrative (exclusive of stock-based                 3,045       3,048       7,037       5,049
 compensation of $83 and $515 for the three months ended
 June 30, 2001 and 2000, respectively, and $204 and $1,339
 for the six months ended June 30, 2001 and 2000, respectively)

Stock-based compensation                                               717       6,735         576      17,809

Amortization of intangibles                                          1,152         237       2,297         427


Restructuring and other expenses (excluded the benefit of            3,504        --        10,413        --
 $1,510 for the three  months ended June 30, 2001 and $3,852 for the six months ended June 30, 2001, relating to the
 reversal of previously recorded stock-based compensation
 related to employees terminated in the restructuring)
                                                                  --------    --------    --------    --------
Total operating expense                                             19,725      23,679      47,465      48,990
                                                                  --------    --------    --------    --------




Loss from operations                                               (14,151)    (17,621)    (39,404)    (38,498)
Interest income, net                                                   489       1,619       1,398       2,284
Other expenses, net                                                    (53)       --           (53)       --
                                                                  --------    --------    --------    --------
Net loss                                                          $(13,715)   $(16,002)   $(38,059)   $(36,214)
                                                                  ========    ========    ========    ========

Unrealized loss on marketable securities                               (37)        (36)        (14)        (36)
Foreign currency translation gain (loss)                              (195)        372        (603)        372
                                                                  --------    --------    --------    --------
Comprehensive Loss                                                $(13,947)   $(15,666)   $(38,676)   $(35,878)
                                                                  ========    ========    ========    ========

Basic and diluted net loss per share                              $  (0.34)   $  (0.42)   $  (0.95)   $  (1.37)
                                                                  ========    ========    ========    ========

Weighted average common shares used in computing basic and
diluted net los per share                                           40,164      37,698      39,949      26,444
                                                                  ========    ========    ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          VERSATA, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (Unaudited)
                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                       2001        2000
                                                                          --------    --------
    Net Loss                                                              $(38,059)   $(36,214)
    Adjustments  to  reconcile  net loss to net cash used in  operating activities:
          Depreciation and amortization                                      3,964         915
          Provision for doubtful accounts                                    1,159       1,136
          Cancellation  of  promissory  notes  in  excess  of  value of        598        --
             shares received
          Write-down of leasehold  improvements and office furniture in
             connection with restructuring                                   2,894        --
          Stock-based compensation expense                                     576      17,809
          Change in operating assets and liabilities:
               Trade accounts receivable                                      (232)     (8,858)
               Unbilled receivable                                             900        (200)
               Prepaid expenses and other assets                               899      (1,070)
               Restricted cash                                                (162)     (5,059)
               Other assets                                                    148        (128)
               Accounts payable and accrued liabilities                    (10,121)      4,105
               Accrued restructuring                                         1,956           0
               Deferred revenues                                               705       2,807
                                                                          --------    --------
                       Net cash used in operating activities               (34,775)    (24,757)
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of short-term investments                                     19,614        --
   Purchases of short-term invstments                                         --       (32,202)
   Purchase of property and equipment                                       (4,749)     (3,887)
   Proceeds from sale of property and equipment                                283        --
   Decrease (Increase) in notes receivable from related parties                  6        (146)
   Purchase of intangible assets                                              --          (250)
   Cash paid for the acquisition of Web Inc., net of cash acquired            (187)       (101)
                                                                          --------    --------
                       Net cash used in investing activities                14,967     (36,586)
                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                            (38)        (12)
    Principal payments on equipment loan                                       (52)        (44)
    Net proceeds from issuance of convertible preferred stock                 --         1,500
    Net proceeds from issuance of common stock                                --        96,654
    Proceeds  from  issuance  of  common  stock  under  employee  stock      1,429        --
      purchase plan
    Proceeds from exercise of stock options and warrants                       101       1,589
    Repurchase of common stock from stockholders                               (24)         (6)
    Purchase of treasury stock from former officer                            (464)       --
    Payments from stockholders on notes receivable                               5         429
    Loans provided to stockholders                                            --          (650)
                                                                          --------    --------
                       Net cash provided by financing activities               957      99,460
                                                                          --------    --------
Effects of exchange rate changes on cash and cash equivalents                 (279)        372
                                                                          --------    --------
                  Increase (decrease) in cash and cash equivalents         (19,130)     38,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            39,272      20,655
                                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 20,142    $ 59,144
                                                                          ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                                          --------    --------
Cash paid during the period for interest                                        28          32
                                                                          ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES
                                                                          --------    --------
Common stock issued for notes receivable from stockholders                    --         1,813
                                                                          ========    ========
Conversion  of  preferred  stock  to  common  stock  on date of  public       --            26
offering
                                                                          ========    ========
Issuance of convertible preferred stock in connection with acquisition        --         1,087
                                                                          ========    ========
Property and equipment obtained through capital lease                     $   --      $     30
                                                                          ========    ========
Acquisition of treasury stock in exchange for cancellation of note        $    919    $   --
                                                                          ========    ========
Notes receivable cancelled in exchange for repurchase of common stock        1,518        --
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

   The consolidated financial statements include the accounts of Versata, Inc. and its subsidiaries, all of which are wholly-owned and located in North America, Europe and Australia. All intercompany accounts and transactions have been eliminated in consolidation. Versata, Inc. and its subsidiaries are collectively referred to as the "Company" or "Versata."

2. Interim Financial Information, Basis of Presentation and Restatement of Quarterly Financial Statements

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


During the first half of 2001, the Company reduced its workforce and these reductions resulted in employees forfeiting unvested options. However, we incorrectly calculated the reversal of the previously recognized stock-based compensation charges by including the reversal of charges related to options that had already vested at the employees' termination dates. As a result, we are restating our previously reported stock-based compensation expense for the quarters ended March 31, 2001 and June 30, 2001. The net effect of these adjustments is an increase in the stock-based compensation expense of $2.4 million and $3.2 million for the three months ended June 30, 2001 and the six months ended June 30,2001, respectively.

During the first half of 2001, our stock price decreased such that the liability related to the Stock Appreciation Rights Plan ("SAR"), which we assumed on an acquisition in 2000, was reduced to zero under variable accounting for the SAR. However, we incorrectly reduced this liability to zero in the second quarter of 2001 rather then the first quarter of 2001. The effect of this adjustment is an increase in the stock-based compensation expense of $1,127,000 for the three months ended June 30, 2001 with no impact on the six months ended June 30, 2001.

For the three months and six months ended June 30,2001, the net impact of these two matters is as follows:


                                                      Three Months Ended                          Six Months Ended
                                                        June 30, 2001                              June 30, 2001
                                          ----------------------------------------- ----------------------------------------------
                                                   As                   As                    As                       As
                                                Reported             Restated              Reported                 Restated
                                          --------------------- ------------------- -----------------------   --------------------
Net Loss                                   $     (11,284)         $    (13,715)         $    (34,904)           $   (38,059)

Basic and diluted earnings per share       $        0.28          $      (0.34)         $       0.87            $      0.95

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

    The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                 2001        2000        2001        2000
                                                               --------    --------    --------    --------
Numerator:
                Net Loss                                       $(13,715)   $(16,002)   $(38,059)   $(36,214)
                                                               ========    ========    ========    ========
Denominator:
               Weighted average shares outstanding               42,900      40,117      42,070      28,756
                                                               --------    --------    --------    --------
               Weighted  average  unvested  shares of common     (2,736)     (2,419)     (2,121)     (2,312)
               stock subject to repurchase
                                                               --------    --------    --------    --------
               Denominator for basic and diluted calculation     40,164      37,698      39,949      26,444
                                                               ========    ========    ========    ========
Basic and diluted net loss per share                           $  (0.34)   $  (0.42)   $  (0.95)   $  (1.37)
                                                               ========    ========    ========    ========
Weighted average effect of common stock equivalents:
               Unvested common stock subject to repurchase        2,736       2,419       2,121       2,312
               Options outsanding                                 9,901       6,913       9,529       6,645



               Shares resulting from the onversion of the:
                Series A convertible preferred stock                --           --         --          625
                Series B convertible preferred stock                --           --         --        1,834
                Series C convertible preferred stock                --           --         --        2,616
                Series D convertible preferred stock                --           --         --        2,911
                Series E convertible preferred stock                --           --         --        1,876
                Series F convertible preferred stock                --           --         --        1,329
               Warrants  to purchase  convertible  preferred
                stock                                               --           95         --          151
               Warrants to purchase common stock                    --          240         --          357
                                                               --------    --------    --------    --------
                Total  common  stock  equivalents excluded
                from the computation  of earnings  per
                share as their effect was antidilutive           12,637       9,667      11,650      20,656
                                                               ========    ========    ========    ========

         In April of 2001, the Company approved the issuance of 2,585,473 shares of common stock to certain of its officers, which are subject to repurchase by the Company. The repurchase rights expire over two and four-year periods. In connection with the issuance of restricted shares, 1,479,291 stock options held by the same officers were cancelled. The cancellation of these options resulted in a reduction of stock-based compensation of $999,000 in the second quarter of 2001.

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

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                             2001      2000      2001      2000
                                           -------   -------   -------   -------
Software license revenue:
             United States                 $ 2,474   $ 4,302   $ 4,813   $ 7,390
             Europe                          3,517     1,459     5,178     2,454
             Other international              --         316       140       369
                                           -------   -------   -------   -------
                                             5,991     6,077    10,131    10,213
Services revenue:
             United States                 $ 3,746   $ 6,308   $ 9,038   $11,930
             Europe                          1,122     1,490     2,385     1,838
             Other international              --        --         337      --
                                           -------   -------   -------   -------
                                             4,868     7,798    11,760    13,768
Total revenue:
             United States                 $ 6,220   $10,610   $13,851   $19,320
             Europe                          4,639     2,949     7,563     4,292
             Other international              --         316       477       369
                                           =======   =======   =======   =======
                                           $10,859   $13,875   $21,891   $23,981
                                           =======   =======   =======   =======

    Long-lived  assets,   predominantly  intangibles  and  property,  plant  and
equipment, are based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of June 30, 2001, and December 31, 2000, approximately $20,049,000 and $23,308,000, respectively, of long-lived assets were located in the United States, $836,000 and $1,054,000, respectively, were located in Europe, and $104,000 and $254,000, respectively, were located elsewhere.

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

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

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


    Total comprehensive loss was $13.9 million and $15.7 million for the quarters ended June 30, 2001 and 2000, respectively, and $38.7 and $35.9 for the six months ended June 30, 2001 and 2000, respectively. Total comprehensive loss consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.


5. Restructuring and Other Expenses

    On January 9, 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 13%. This reduction primarily reflected a shift in the strategy of our services organization.

    In March 2001, the Company announced a restructuring plan to streamline operations, enhance customer focus and reduce costs. Overall expense reductions were necessary both to lower existing cost structure and to better align the work force with customer needs. The restructuring plan was precipitated by the changing economic conditions and declining revenues from recent past quarters. Management effected the restructuring plan during the first quarter of 2001 by eliminating certain employee positions and reduced office space and related overhead expenses beginning in the second quarter of 2001.


     Our Company holds an investment in the preferred stock of TruMarkets, Inc., a privately held corporation that was also a customer. In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000 the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee's attempts to obtain sufficient additional financing failed and the investee began efforts to sell the Company. The $500,000 loan was recorded in restructuring and other expenses in the first quarter of 2001. In June 2001, Tru Markets, Inc. was acquired by MortgageSight Holding LLC (MortgageSight) and our investment and fully reserved loan were converted to 22.122 shares of preferred stock, or less than 1% of MortgageSight.


    In April 2001, we expensed our deductible amount for director's and officer's liability insurance of $350,000 as restructuring and other expenses. This is a result of securities class action complaints filed against us and several of our current and former officers and directors (see Note 6).

    In May 2001, the Company took further actions to restructure and streamline operations which consisted primarily of additional reductions in employee positions and field offices. We expect that the majority of the remaining restructuring actions such as office closures will be completed by the end of the third quarter of 2001. Obligations related to subleasing will continue until 2008 and the undiscounted future lease obligations, net of sublease income, are accrued for as of June 30, 2001.

    The following table summarizes the components of the restructuring and other nonrecurring expenses, by geographic region (in thousands):


                                                                                      Settlement                  Total
                                              Office Closure   Asset                  with Former              Restructuring
                                    Employee  and Subleasing  Disposal  Nonrecoverable  Officer      Other       and Other
                                   Severance      Costs       Losses        Loan       (note 6)      Costs       Expenses
                                    ------       ------       ------       ------       ------       ------       ------
First Quarter of 2001
United States                       $1,033       $1,703       $3,210       $  500         --         $  334       $6,780


EMEA                                   111         --           --           --           --           --            111

Canada and Asia Pacific                 18         --           --           --           --           --             18
                                    ------       ------       ------       ------       ------       ------       ------
Consolidated  expense,  March 31,
2001                                 1,162        1,703        3,210          500         --            334        6,909


Noncash portion in first quarter      --           --          2,895          500         --           --          3,395

Cash payments in first quarter         458          238         --           --           --            161          857
                                    ------       ------       ------       ------       ------       ------       ------
Accrual balance, March 31, 2001        704        1,465          315         --           --            173        2,657
                                    ------       ------       ------       ------       ------       ------       ------
Second Quarter of 2001
United States                          450          222          369         --          1,122          572        2,735

EMEA                                   758         --           --           --           --           --            758

Canada and Asia Pacific                 11         --           --           --           --           --             11
                                    ------       ------       ------       ------       ------       ------       ------
Consolidated expense,                1,219          222          369         --          1,122          572        3,504

Noncash portion in second quarter     --           --            200         --            598         --            798

Cash payments in second quarter      1,417          535          484         --            524          447        3,407
                                    ------       ------       ------       ------       ------       ------       ------
Accrual  balance,  June 30, 2001    $  506       $1,152       $ --         $ --         $ --         $  298       $1,956
                                    ======       ======       ======       ======       ======       ======       ======


6. Related Party Transactions

    In January, 2001, we provided a guarantee to a financial institution to secure a loan of $1,000,000 made to an officer of our Company by the financial institution. The guarantee and the loan were secured with 559,300 shares of our Company's common stock owned by the officer and the officer delivered a full recourse reimbursement agreement to our Company. In April, 2001, the financial institution requested payment of the loan and we paid $988,000 under our guarantee obligations. In connection with the payment by our Company, we received the right to receive proceeds from the remaining 549,300 shares from the officer as well as a guarantee to repay any amounts due in excess of the value of the shares. On the date of the payment to the financial institution, the fair market value of the 549,300 shares was $464,000 and has been recorded as treasury shares and $524,000 and has been included in nonrecurring expenses.

    In June 2001, in connection with the same officer's termination of employment, we forgave promissory notes and accrued interest totaling $1,517,000 in exchange for 770,009 shares of our Company's common stock owned by the officer. On the date of the agreement, the fair market value of the 770,009 shares was $919,000 and has been recorded as treasury shares and $598,000 has been included in nonrecurring expenses.

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

    In May 2001, we further reduced staff and closed additional field offices. We expensed $3.5 for restructuring and other non-recurring expenses in the second quarter of 2001.



    Results of Operations

    The following table sets forth for the periods indicated the percentage revenues represented by certain lines in our Condensed Consolidated Statements of Operations:

                                                         VERSATA, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (unaudited)

                                               Three Months Ended June 30,                   Six Months Ended June 30,
                                          --------------------------------------      ----------------------------------------
                                                2001                2000                    2001                   2000
                                          ------------------  ------------------      -----------------      -----------------
Revenue:
  Software license                                    55.2%               43.8%                  46.3%                  42.6%
  Services                                            44.8%               56.2%                  53.7%                  57.4%
                                          ------------------  ------------------      -----------------      -----------------
Total revenue                                        100.0%              100.0%                 100.0%                 100.0%

Cost of Revenue:
  Software license                                     1.4%                1.6%                   1.4%                   1.7%
  Services                                            47.3%               54.7%                  61.8%                  54.5%
                                          ------------------  ------------------      -----------------      -----------------
Total cost of revenue                                 48.7%               56.3%                  63.2%                  56.2%
                                          ------------------  ------------------      -----------------      -----------------
Gross profit                                          51.3%               43.7%                  36.8%                  43.8%

Operating expense:
  Sales and marketing                                 79.7%               82.8%                  94.1%                  90.4%
  Product development                                 24.4%               15.6%                  29.9%                  16.8%



  General and administrative                          28.0%               22.0%                  32.1%                  21.1%
  Stock-based compensation                             6.6%               48.5%                   2.6%                  74.3%
  Amortization of intangibles                         10.6%                1.7%                  10.5%                   1.8%
  Nonrecurring Expense                                32.3%                0.0%                  47.6%                   0.0%
                                          ------------------  ------------------      -----------------      -----------------
Total operating expense                              181.6%              170.7%                 216.8%                 204.3%
                                          ------------------  ------------------      -----------------      -----------------
Loss from operations                                -130.3%             -127.0%                -180.0%                -160.5%
Interest income, net                                   4.5%               11.7%                   6.4%                   9.5%
Other, net                                            -0.5%                0.0%                  -0.2%                   0.0%
                                          ------------------  ------------------      -----------------      -----------------
Net loss                                            -126.3%             -115.3%                -173.9%                -151.0%
                                          ==================  ==================      =================      =================

    Revenue

    Total revenue consists of software license revenue and services revenue. Total revenue decreased by $3.0 million, or 21.7%, to $10.9 million in the second quarter of 2001 from $13.9 million in the same period last year. For the six months ended June 30, 2001, total revenue decreased by $2.1 million, or 8.7%, to $21.9 million from $24.0 million in the same period last year. This decrease is principally attributable to the decrease in services revenue, which is a result of the decrease in IT spending due to overall market conditions, as well as our shifting away from becoming a services provider.

    Software License Revenue

    Software license revenue decreased slightly by $0.1 million, or 1.4% to $6.0 in the second quarter of 2001 from $6.1 in the same period last year. For the six months ended June 30, 2001, software license revenue decreased by $0.1 million, or 0.8%, to $10.1 million from $10.2 million in the same period last year. Software license revenues are fairly consistent with the prior year periods due to an increase in software license revenue from European customers, offset by a decrease in domestic software license revenues. European software license revenues accounted for 58.7% of license revenues in the second quarter of 2001 versus 24.0% in the same period last year.

    Services Revenue

    Services revenue decreased by $2.9 million, or 37.6%, to $4.9 million in the second quarter of 2001 from $7.8 million in the same period last year. For the six months ended June 30, 2001, services revenue decreased by $2.0 million, or 14.6%, to $11.8 million from $13.8 million in the same period last year. These decreases were attributable to the decrease in IT spending on consulting services due to overall market conditions as well as our shift away from providing consulting services implementation work to a strategy of providing training and mentoring.

    Cost of Revenue

    Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue decreased by $2.5 million, or 32.4%, to $5.3 million in the second quarter of 2001 from $7.8 million in the same period last year. This decrease was mainly attributable to management's restructuring plan initiated in the first quarter of 2001 which resulted in savings in personnel, subcontracting, and office costs beginning in April of 2001. For the six months ended June 30, 2001, total cost of revenue increased by $0.3 million, or 2.5%, to $13.8 million, from $13.5 million in the same period last year. This is due to an increase in services personnel from the first quarter of 2001 over first quarter of 2000, offset by reductions at the end of the first quarter of 2001 which resulted in savings in the second quarter of 2001.

    Cost of Software License Revenue

    Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue decreased by $72,000 or 32.6%, to $149,000 in the second quarter of 2001 from $221,000 in the same period last year. For the six months ended

June 30, 2001, cost of software license revenue decreased by $109,000, or 26.3%, to $306,000 from $415,000 in the same period last year. Although software license revenues were fairly consistent with the same periods in the prior year, the costs decreased due to a change in the mix of royalty rates paid to third parties.

    Cost of Services Revenue

    Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue decreased by $2.5 million, or 32.4%, to $5.1 million in the second quarter of 2001 from $7.6 million in the same period last year. This decreases is mainly attributable to management's restructuring plan initiated in the first quarter of 2001 which lowered personnel and subcontracting costs from the prior year. For the six months ended June 30, 2001, cost of service revenue increased by $0.4 million, or 3.4%, to $13.5 million from $13.1 million in the same period last year. This increase was mainly attributable to the higher levels of staffing in the first quarter of 2001 due to hiring of personnel in the latter half of 2000. During the second quarter of 2001, however, services revenues decreased from the same period last year, resulting in decreases in cost of services as a result of the restructuring initiatives in response to the revenue declines.


    Operating Expenses

    Operating expenses decreased by $4.0 million, or 16.7%, to $19.7 million in the second quarter of 2001 from $23.7 million in the same period last year. For the six months ended June 30, 2001, operating expenses decreased by $1.5 million, or 3.1%, to $47.5 million from $49.0 million in the same period last year. The majority of the decreases were due to a decrease in stock-based compensation and sales and marketing expenses, offset by an increase in non-recurring expenses.

    Sales and Marketing

    Sales and marketing expense consists of salaries, commissions, and expense from our sales offices, travel and entertainment expense and marketing programs. Sales and marketing expense decreased by $2.8 million, or 24.7%, to $8.7 million in the second quarter of 2001 from $11.5 million in the same period last year. For the six months ended June 30, 2001, sales and marketing expenses decreased by $1.1 million, or 5.0%, to $20.6 million from $21.7 million in the same period last year. These decreases were attributable to a reduction in the number of sales employees, primarily the inside sales group, in connection with the reorganization in March of 2001 as well as a reduction in spending on marketing programs during the second quarter of 2001.

    Product Development

    Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense increased by $0.5 million, or 22.3%, to $2.7 million in the second quarter of 2001 from $2.2 million in the same period last year. For the six months ended June 30, 2001, product development expense increased by $2.5 million, or 62.7%, to $6.5 million from $4.0 million in the same period last year. These increases were primarily attributable to increases in the number of personnel in Versata's product development and engineering organization, following the acquisition of Verve, Inc. in November 2000. To date, all software development costs have been expensed in the period incurred.

    General and Administrative

    General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and allowance for doubtful accounts. General and administrative expense was $3.0 million in both the second quarter of 2001 compared to the same period last year. For the six months ended June 30, 2001, general and administrative expense increased by $2.0 million, or 39.4%, to $7.0 million from $5.0 million in the same period last year. The increase during the six months ended June 30, 2001 relates to increases in the first quarter of 2001 compared to the first quarter of 2000, and was attributable to a growing number of employees and an increase in insurance and other costs to support a publicly traded company.

    Stock-Based Compensation

    Stock-based compensation expense includes the amortization of unearned employee stock-based compensation, offset by reversals of previously expensed amounts for cancellations of the related options. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. If an employee terminates prior to the full vesting of their options, that portion of the expense related to the converted options that was previously recognized on an accelerated basis is reversed. Stock-based compensation expense also includes expenses for stock granted to consultants in exchange for services. Stock-based compensation expense decreased by $6.0 million, or 89.4%, to $0.7 million for the second quarter of 2001 from an expense of $6.7 million in the same period last year. For the six months ended June 30, 2001, stock-based compensation expense decreased by $17.2 million, or 96.8%, to $0.6M million in the second quarter of 2001 from $17.8 million in the same period last year. The decreases are related to the impact of option cancellations for terminated employees exceeding the amortization for the period. Additional unvested outstanding options will continue to vest over the next 35 months, which will result in additional compensation expense of approximately $3.4 million in the aggregate in periods subsequent to June 30, 2001. This future expense will be reduced in the event of related option cancellations for employee terminations in the future.


    Amortization of Intangibles

    Amortization of intangibles expense increased by $1.0 million, or 386.1%, to $1.2 million for the second quarter of 2001 from $237,000 in the same period last year. For the six months ended June 30, 2001, amortization of intangibles expense increased by $1.9 million, or 437.9%, to $2.3 million from $427,000 at the same period last year. These increases are related to the acquisitions of McGilly and Webink in the first quarter of 2000, and the acquisitions of Verve, Inc in the fourth quarter of 2000.


    Restructuring and Other Expenses

    Restructuring and Other Expenses primarily relate to severance and office consolidation costs. In March 2001, the Company announced a restructuring plan to streamline operations, enhance customer focus and reduce costs. Overall expense reductions were necessary both to lower existing cost structure and to better align the work force with customer needs. The restructuring plan was precipitated by the changing economic conditions and declining revenues from recent past quarters. Management effected the restructuring plan during the first and second quarters of 2001 by eliminating certain employee positions and reducing office space and related overhead expenses beginning in the second quarter of 2001. We expect that the majority of the remaining restructuring actions such as office closures will be completed by the end of the third quarter of 2001. Obligations related to subleasing may continue until 2008 as estimated and are accrued for as of June 30, 2001. We had nonrecurring expenses of $3.5 million in the second quarter of 2001 and $10.4 for the six months ended June 30,2001. There were no such charges in the first or second quarter of 2000.


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

    LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of June 30, 2001, we had $35.8 million in cash and cash equivalents, restricted cash and short-term investments and $30.0 million in working capital. Net cash used in operating activities was $34.3 million in the first six months of 2001 and $19.7 million in the first six months of 2000. Net cash flows used by operating activities in each period reflect net losses, offset by non-cash expenses including stock-based compensation, nonrecurring charge due to fixed asset write-off, depreciation, amortization, and provision for doubtful accounts. The use of operating cash was also impacted to a lesser extent by changes in working capital.

    Net cash provided in investing activities was $9.6 million in the first six months of 2001 and net cash used in investing activities was $36.6 million in the first six months of 2000. The increase in cash provided in investing activities during the first six months of 2001 primarily reflects the maturities of short-term investments of $19.6 million in the first six months of 2001 compared to purchases of investments of $32.2 million in the same period last year. This increase is partially offset by purchases of restricted cash and increases in purchases of property and equipment in the first six months of 2001 compared to the same period last year. Our capital expenditures consisted primarily of purchases of office furniture, equipment and leasehold improvements in connection with the relocation of the Company's headquarters in the first quarter of 2001.

    Net cash provided by financing activities was $957,000 in the first six months of 2001 and $99.5 million in the first six months of 2000. The decrease from the prior year is primarily due $96.7 million in proceeds from the initial public offering in March 2000. The majority of cash provided by financing activities in the first six months of 2001 relate to proceeds from the issuance of common stock under the employee stock purchase plan. After the most recent employee stock purchase plan purchase in August of 2001, the Company has decided to suspend the plan indefinitely.

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

    Our objective is to increase our service revenue in dollar amount as we continue to provide mentoring, training and customer support services that complement our products and as our installed base of customers grows. However, our services revenue is substantially related to our license revenue. Should our license revenue decline or should there be a decline in the price of or demand for our service offerings, a substantial component of our revenue could be at risk. The economic slowdown of the first half of 2001 has had a negative impact on our service revenues and may continue to do so.

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

Our Limited Experience in Managing a Large Sales Force May Impair Our Ability to Expand Sales and Generate Increased Revenue.

    Until recently, we did not have a large direct sales force. Despite the recent reductions in force in the first half of 2001, we have expanded our direct sales force over the past year.

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

Since the Licensing of Our Automation Technology is a Key Component of Sales, Our Business May Suffer If We Cannot Protect Out Intellectual Property.

    Approximately 55.2% of our revenue in the second quarter of 2001 was derived from the sales of software product licenses. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. We currently have a U.S. patent relating to our automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. In addition, we have a U.S. patent pending relating to our business rules automation in database application development and maintenance. We cannot predict whether this patent application will result in an issued patent, or if a patent is issued, whether it will provide any meaningful protection. Moreover, these legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers.

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

FOREIGN CURRENCY RISKS. As of June 30, 2001, Versata had operating subsidiaries located in the United Kingdom, Germany, Belgium, Hong Kong, Australia, and France. Internationally, Versata invoices customers primarily in local currency and we maintain only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We do not currently enter into foreign currency hedge transactions. Through June 30, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

Item 2. Changes in Securities and Use of Proceeds

(a) Sales of Unregistered Securities

    During the period from January 1, 2000 to June 30, 2001, employees of Versata exercised options to purchase 92,267 shares of common stock at a weighted average exercise price of $0.81 per share. The options were granted pursuant to our 1997 Stock Option Plan. We sold these securities in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended.

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

VERSATA, INC.


Date: November 19, 2001             /s/  DOUGLAS ROBERTS
                                    -------------------------------------------
                                         Chief Executive Officer
                                         and President

                                    /s/  JIM DOEHRMAN
                                    -------------------------------------------
                                         Chief Operating Officer,
                                         Chief Financial Officer, Secretary
                                         and Executive Vice President