Form 10-Q/A
period 2001-09-30
VERSATA INC
filed 2001-11-19
CIK 1034397

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

                                             PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERSATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                   (unaudited)

                                                   September 30,    December 31,
                                                       2001              2000
                                                    ---------         ---------
ASSETS
Current Assets:
   Cash and cash equivalents                        $  23,965         $  39,272
   Short-term investments                               2,039            29,926
   Accounts receivable, net                             3,959            14,177
   Unbilled receivables                                   231             3,584
   Prepaid expenses and other  assets                   1,612             3,075
                                                    ---------         ---------
      Total current assets                             31,806            90,034

Restricted cash                                         5,698             5,189
Property and equipment, net                             8,826            11,901
Note receivable from related parties                     --                 156
Intangibles, net                                        8,137            12,205
Other assets                                              144               354
                                                    ---------         ---------
      Total assets                                  $  54,611         $ 119,839
                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $     680         $   9,040
   Accrued liabilities                                  5,933            13,146
   Accrued restructuring                                  986              --
   Accrued stock-based compensation                      --               1,095
   Deferred revenue                                     5,853             8,661
   Current portion of long-term debt                      106               134

                                                    ---------         ---------
      Total current liabilities                        13,558            32,076

Accrued restructuring, less current portion             1,713               --
Long-term debt, less current portion                      267               218
                                                    ---------         ---------
      Total liabilities                                15,538            32,294

Stockholders' equity
   Common Stock                                            44                41
   Additional paid-in- capital                        216,447           226,352
   Treasury stock                                      (1,383)             --
   Notes Receivable from shareholders                    (926)           (3,868)
   Unearned stock-based compensation                   (1,343)          (13,870)
   Accumulated other comprehensive income (loss)         (207)              166
   Accumulated deficit                               (173,559)         (121,276)
                                                    ---------         ---------
      Total stockholder's equity                       39,073            87,545

                                                    ---------         ---------
      Total liabilities and stockholders' equity    $  54,611         $ 119,839
                                                    =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (In thousands, except per share data)
                                               (unaudited)
                                                                                  Three Months          Nine Months
                                                                             Ended September 30,     Ended September 30,
                                                                            ---------------------------------------------
                                                                                2001        2000        2001        2000
                                                                            --------    --------    --------    --------
Revenue:
Software license                                                            $  3,276    $  8,572    $ 13,407    $ 18,785
Services                                                                       2,968       9,031      14,728      22,799
                                                                            --------    --------    --------    --------
Total revenue                                                                  6,244      17,603      28,135      41,584
                                                                            --------    --------    --------    --------
Cost of Revenue:
Software license                                                                  79         376         385         791
Services ( exclusive of stock-based compensation of
   $424 and $1,148 for the three months ended September 30,
   2001 and 2000, respectively, and $1755 and $6,966 for
   the nine months ended September 30, 2001 and 2000                           3,155       8,392      16,679      21,466
                                                                            --------    --------    --------    --------
Total cost of revenue                                                          3,234       8,768      17,064      22,257
                                                                            --------    --------    --------    --------
Gross profit                                                                   3,010       8,835      11,071      19,327
                                                                            --------    --------    --------    --------
Operating expense:
Sales and marketing (exclusive of stock-based compensation of                  4,675      12,070      25,272      33,752
$1008 and $2,619 for the three months ended September 30,
  2001 and 2000, respectively, and $4063 and $11,553 for
   the nine months ended September 30 2001 and 2000
Product development (exclusive of stock-based compensation                     1,748       2,740       8,293       6,763
 of $245 and $541 for the three months ended September
  30, 2001 and 2000, respectively, and $83 and $2,459
  for the nine months ended September 30, 2001 and 2000
General and administrative (exclusive of stock-based                           2,824       3,285       9,839       8,334
  compensation of $262 and $185 for the three months ended
  September 30, 2001 and 2000, respectively, and $465 and
   $1,524 for the nine months ended September 30, 2001
   and 2000, respectively
Stock-based compensation                                                         941       4,493       1,516      22,302
Amortization of intangibles                                                    1,987         233       4,284         660
Restructuring and other expenses (excludes the benefit of $998                 5,149         243      15,562         243
for the three months ended September 30, 2001 and  $4,850 for the nine months ended September 30, 2001 relating  to the reversal of previously recorded stock-based compensation related to employees terminated in the restructuring)
                                                                            --------    --------    --------    --------
Total operating expense                                                       17,324      23,064      64,766      72,054
                                                                            --------    --------    --------    --------
Loss from operations                                                         (14,314)    (14,229)    (53,695)    (52,727)
Interest income, net                                                             303       1,487       1,701       3,771
Other expenses, net                                                             (215)         (1)       (290)         (1)
                                                                            --------    --------    --------    --------
Net loss                                                                    $(14,226)   $(12,743)   $(52,284)   $(48,957)
                                                                            ========    ========    ========    ========
Unrealized gain (loss) on marketable securities                             $    (10)   $     38    $    (24)   $      2
Foreign currency translation gain (loss)                                    $    254    $     46    $   (349)   $     46
                                                                            --------    --------    --------    --------
Comprehensive Loss                                                          $(13,982)   $(12,659)   $(52,657)   $(48,909)
                                                                            ========    ========    ========    ========
Basic and diluted net loss per share                                        ($  0.35)   ($  0.33)   ($  1.30)   ($  1.61)
                                                                            ========    ========    ========    ========
Weighted-average common shares                                                39,888      38,424      40,164      30,361
                                                                            ========    ========    ========    ========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                                            VERSATA, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                             (unaudited)
                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                         ----------------------
                                                                                              2001         2000
                                                                                         ---------    ---------
Cash Flows from operating activities:

    Net Loss                                                                             $ (52,284)   $ (48,957)
    Adjustments to reconcile net loss to net cash  used in operating activities:
           Depreciation and amortization                                                     5,141        1,651
           Provision for doubtful accounts                                                   2,035        1,072
           Cancellation of promissory notes                                                    754         --
         Write-down of leashold improvements and office furniture in connection
          with restructuring                                                                 5,873         --
          Stock-based compensation expense                                                   1,516       22,302
          Change in operating assets and liabilities:
               Trade accounts receivable                                                     8,183       (9,628)
               Unbilled receivable                                                             741       (2,594)
               Prepaid expenses and other assets                                             1,365       (1,011)
               Restricted cash                                                                (509)        --
               Other assets                                                                    210       (1,141)
               Accounts payable and accrued liabilities                                    (15,573)       5,986
               Accrued restructuring, short-term                                               986         --
               Accrued restructuring, long-term                                              1,713         --
               Deferred revenues                                                              (196)       3,598
                                                                                         ---------    ---------
                       Net provided by operating activities                                (40,045)     (28,722)
                                                                                         ---------    ---------
Cash Flows from investing activities:

    Maturities (purchases) of short-term investments                                        27,863      (40,001)
    Purchase of property and equipment                                                      (3,620)      (5,672)
    Increase (decrease) in notes receivable from related parties                                 0          (42)
    Purchase of intangible assets                                                                0         (250)
Cash paid in connection with acquisition and subsequent earnout payments                      (187)        (101)
                                                                                         ---------    ---------
                       Net cash provided by (used in) investing activities                  24,056      (46,066)
                                                                                         ---------    ---------

Cash Flows from financing activities:
    Principal payments on capital lease obligations and loan                                   (71)        (131)
    Net proceeds from issuance of convertible preferred stock                                 --          1,500
    Net proceeds from issuance of common stock                                                --         96,654
    Proceeds from issuance of common stock under employee stock purchase plan                1,479        1,773
    Proceeds from exercise of stock options and warrants                                       111        2,331
    Repurchase of common stock from stockholders                                               (29)          (6)
    Purchase of treasury stock from former officers                                           (464)        --
    Payments from stockholders on notes receivable                                               5          642
    Loans provided to stockholders                                                            --           (650)
                                                                                         ---------    ---------
                       Net cash provided by financing activities                             1,031      102,113
                                                                                         ---------    ---------
Effects of exchange rate changes on cash and cash equivalents                                 (349)          46
                                                                                         ---------    ---------
                             Decrease (increase) in cash and cash equivalents              (15,307)      27,371
Cash and cash equivalents at beginning of period                                            39,272       20,655
                                                                                         ---------    ---------
Cash and cash equivalents at end of period                                                  23,965       48,026
                                                                                         =========    =========
Supplemental Disclosures of Cash Flow information
Cash paid during the period for interest                                                        58           48

Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued for notes receivable from stockholders                                    --          1,813
Conversion of preferred stock to common stock on date of public offering                      --             26
Issuance of convertible preferred stock in connection with acquisition                        --          1,087
Property and equipment obtained through capital leases                                        --             30
Acquisition of treasury stock in exchange for cancellation of note                             919
Notes receivable cancelled in exchange for repurchase of common stock from stockholders      1,518

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

    The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                           Three Months Ended       Nine Months Ended
                                                                              September 30,            September 30,
                                                                         ----------------------    --------------------
                                                                               2001        2000        2001        2000
                                                                           --------    --------    --------    --------
Numerator:                                                                 ($14,226)   ($12,743)   ($52,284)   ($48,957)
                                                                           --------    --------    --------    --------
        Net Loss
Denominator:
        Weighted average shares outstanding                                  42,198      40,613      42,278      32,708
        Weighted average unvested shares of common stock                     (2,310)     (2,189)     (2,114)     (2,347)
                                                                           --------    --------    --------    --------
           subject to repurchase
        Denominator for basic and diluted calculation                        39,888      38,424      40,164      30,361
                                                                           ========    ========    ========    ========
Basic and diluted net loss per share                                       $  (0.35)   $  (0.33)   $  (1.30)   $  (1.61)
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

Segment Information

     Versata identifies its operating segments based on the business activities, management responsibility and geographical location. Revenue for geographic regions reported below are based upon the customers' locations. Following is a summary of the geographic information related to revenues (in thousands):


                                     Three Months Ended      Nine Months Ended
                                         September 30,         September 30,
                                     -------------------   ---------------------
                                         2001       2000       2001        2000
                                     --------   --------   --------    --------
Software license revenue:
               United States         $  2,806   $  6,718   $  7,768    $ 14,107
               Europe                     470      1,667      5,642       4,491
               Other international       --          187         (3)        187
                                     --------   --------   --------    --------
                                        3,276      8,572     13,407      18,785

Services revenue:
               United States            2,262      7,172     11,637      18,654
               Europe                     706      1,583      3,091       3,869
               Other international       --          276       --           276
                                     --------   --------   --------    --------
                                        2,968      9,031     14,728      22,799

Total revenue:
               United States            5,068     13,890     19,405      32,761
               Europe                   1,176      3,250      8,733       8,360
               Other international       --          463         (3)        463
                                     --------   --------   --------    --------
                                     $  6,244   $ 17,603   $ 28,135    $ 41,584
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

    Total comprehensive loss was $14.0 million and $12.6 million for the quarters ended September 30, 2001 and 2000, respectively, and $52.7 million and $48.9 million for the nine months ended September 30, 2001 and 2000, respectively. Total comprehensive loss consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

5.  Restructuring and Other Expenses

    During the first quarter of 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 70 people, or 13% of the total workforce. This reduction impacted all departments, but primarily reflected a shift in the strategy of our services organization. In March 2001, the Company announced a restructuring plan to streamline operations, enhance customer focus and reduce costs. Overall expense reductions were necessary both to lower the existing cost structure and to better align the work force with customer needs. The restructuring plan was precipitated by the changing economic conditions and declining revenues from recent past quarters. Management effected the restructuring plan during the first quarter of 2001 by eliminating approximately 107 employees and contractor positions in all departments and reducing office space and related overhead expenses beginning in the second quarter of 2001. In connection with the reduction in office space, certain leasehold improvements and office furniture totaling $2.9 million were written off and included in restructuring and other expenses in the first quarter of 2001.

    Our company held an investment in the preferred stock of Tru Markets, Inc., a privately held corporation that was also a customer. Our Chairman of the Board of Directors held a we told then they would leave this out membership interest in the general partner of a partnership that owned a controlling interest in the outstanding capital stock of Tru Markets, Inc.

    In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000 the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee's attempts to obtain additional financing failed and the investee began efforts to sell the Company. The $500,000 loan was recorded in restructuring and other expenses in the first quarter of 2001. In June 2001, Tru Markets, Inc. was acquired by MortgageSight Holding LLC ("MortgageSight") and our investment and the fully reserved loan were converted to 22,122 shares of preferred stock, or less than 1% of MortgageSight. The value of these shares is uncertain, so no amount has been recorded on the balance sheet relative to such shares.

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

    The following table summarizes the components of the restructuring and other nonrecurring expenses, by geographic region (in thousands):

                                                            Office
                                                            Closure                                                        Total
                                                              and        Asset        Non-                             Restructuring
                                                 Employee  Subleasing   Disposal  recoverable   Settlement     Other      and Other
                                                Severance    Costs       Losses      Loan       Agreement      Costs       Costs
                                                ---------  ----------   --------  -----------   ----------    ------   -------------
First Quarter of 2001
United States                                    $1,033      $1,703      $3,210      $  500       $ --        $  334      $6,780
EMEA                                                111        --          --          --           --          --           111
Canada and Asia Pacific                              18        --          --          --           --          --            18
                                                 ------      ------      ------      ------       ------      ------      ------
Consolidated expense, March 31, 2001              1,162       1,703       3,210         500         --           334       6,909

Noncash portion in first quarter                   --          --         2,895         500         --          --         3,395
Cash payments in the first quarter                  458         238        --          --           --           161         857
                                                 ------      ------      ------      ------       ------      ------      ------
Accrual balance, March 31, 2001                     704       1,465         315        --           --           173       2,657
                                                 ------      ------      ------      ------       ------      ------      ------
Second Quarter of 2001
United States                                       450         222         369        --          1,122         572       2,735
EMEA                                                758        --          --          --           --          --           758
Canada and Asia Pacific                              11        --          --          --           --          --            11
                                                 ------      ------      ------      ------       ------      ------      ------
Consolidated expense,                             1,219         222         369        --          1,122         572       3,504

Noncash portion in second quarter                  --          --           200        --            598        --           798
Cash payments in second quarter                   1,417         535         484        --            524         447       3,407
                                                 ------      ------      ------      ------       ------      ------      ------
Accrual balance, June 30, 2001                      506       1,152        --          --           --           298       1,956
                                                 ------      ------      ------      ------       ------      ------      ------
Third Quarter of 2001
United States                                       790       2,327       1,413         104         --           299       4,933
EMEA                                                211        --          --          --           --          --           211
Canada and Asia Pacific                               5        --          --          --           --          --             5
                                                 ------      ------      ------      ------       ------      ------      ------
Consolidated expense, September 30, 2001          1,006       2,327       1,413         104         --           299       5,149

Noncash portion in third quarter                   --          --         1,413         104         --           110       1,627
Cash payments in third quarter                      945       1,583        --          --           --           251       2,779

                                                 ------      ------      ------      ------       ------      ------      ------
Accrual balance, September 30, 2001              $  567      $1,896      $ --        $ --         $ --        $  236      $2,699
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

    Our company holds an investment in the preferred stock of Tru Markets, Inc., a privately held corporation that was also a customer. Our Chairman of the Board of Directors held a membership interest in the general Partner of a Partnership that owned a controlling interest in the outstanding capital stock of
TruMarkets, Inc. In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000 the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee's attempts to obtain sufficient additional financing failed and the investee began efforts to sell the Company. The $500,000 loan was recorded in restructuring and other expenses in the first quarter of 2001. In June 2001, Tru Markets, Inc. was acquired by MortgageSight Holding, LLC ("MortgageSight") and our investment and the fully reserved loan were converted to 22,122 shares of preferred stock, or less than 1% of MortgageSight. The value of these shares is uncertain, so no amount has been recorded on the balance sheet relative to such shares.

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

    Results of Operations

    The following table sets forth for the periods indicated the percentage of total revenue represented by certain lines in our Condensed Consolidated Statements of Operations:

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    ----------------        --------------------
                                    2001      2000          2001      2000
                                    ----      ----          ----      ----
Revenue:
  Software license                    52%       49%           48%       45%
  Services                            48%       51%           52%       55%
                                    ----      ----          ----      ----
Total revenue                        100%      100%          100%      100%

Cost of Revenue:
  Software license                     1%        2%            1%        2%
  Services                            51%       48%           59%       52%
                                    ----      ----          ----      ----
Total cost of revenue                 52%       50%           60%       54%
                                    ----      ----          ----      ----
Gross profit                          48%       50%           40%       46%

Operating expense:
  Sales and marketing                 75%       69%           90%       81%
  Product development                 28%       16%           29%       16%
  General and administrative          45%       19%           35%       20%
  Stock-based compensation            15%       26%            5%       54%
  Amortization of intangibles         32%        1%           15%        2%
Restructuring and other expense       82%        1%           55%        1%
                                    ----      ----          ----      ----
Total operating expense              277%      131%          230%      175%

                                    ----      ----          ----      ----
Loss from operations                -229%      -81%         -191%     -127%
Interest expenses, net                 5%        8%            6%        9%
Other, net                            -3%        0%           -1%        0%
                                    ----      ----          ----      ----
Net loss                            -227%      -72%         -186%     -118%
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

    Stock-Based Compensation

    Stock-based compensation expense includes the amortization of unearned employee stock-based compensation, offset by reversals of previously expensed amounts for cancellations of the related options. The impact of variably accounting for the stock appreciation right assumed on the acquisition of Verve is also included in this caption. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. If an employee terminates prior to the full vesting of their options, that portion of the expense related to invested options that was previously recognized on an accelerated basis is revised. Stock-based compensation expense also includes expenses for stock granted to consultants in exchange for services. Stock-based compensation expense decreased by $3.6 million, or 79%, to $0.9 million for the third quarter of 2001 from an expense of $4.5 million in the same period last year. For the nine months ended September 30, 2001, stock-based compensation expense decreased by $20.8 million, or 93%, to $1.5 million from $22.3 million in the same period last year. The decreases are related to the impact of option cancellations for terminated employees. Additional unvested outstanding options will continue to vest over the next 32 months, which will result in additional compensation expense of approximately $1.3 million in the aggregate in periods subsequent to September 30, 2001. This future expense will be reduced in the event of related option cancellations for employee terminations in the future.

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

VERSATA, INC.

Date: November 19, 2001               /s/  DOUGLAS ROBERTS
                                      ------------------------------------------
                                           Chief Executive Officer and President

                                      /s/  JIM DOEHRMAN
                                      ------------------------------------------
                                           Chief Operating Officer,
                                           Chief Financial Officer, Secretary
                                           and Executive Vice President