Form 10-Q
period 2002-01-31
VERSATA INC
filed 2002-03-18
CIK 1034397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

          |X|  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   December 31
                            (former fiscal year end)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

     As of February 28, 2002, the total number of outstanding shares of the Registrant's common stock was 44,030,212.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets at
January 31, 2002 and at October 31, 2001 (unaudited) ...................  3

Condensed Consolidated Statements of Operations and
Comprehensive Loss for the Three Months Ended January 31, 2002
and December 31, 2000 (unaudited) ......................................  4

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended January 31, 2002 and December 31, 2000 (unaudited) ........  5

Notes to Condensed Consolidated Financial Statements ...................  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................  9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..... 21

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................. 21

Item 2. Changes in Securities and Use of Proceeds ...................... 22

Item 6. Exhibits and Reports on Form 8-K ............................... 22

Signatures ............................................................. 24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERSATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                       January 31,   October 31,
                                                           2002          2001
                                                        -----------------------

ASSETS
Current assets:
   Cash and cash equivalents                            $  17,509     $  21,871
   Short-term investments                                   3,546         3,036
   Accounts receivable, net                                 5,204         3,975
   Unbilled receivables                                       285           236
   Prepaid expenses and other  assets                         777           848
                                                        -----------------------
      Total current assets                                 27,321        29,966

Restricted cash                                             5,445         5,445
Property and equipment, net                                 5,681         6,257
Intangibles, net                                            3,362         3,898
Other assets                                                  209           216
                                                        -----------------------
      Total assets                                      $  42,018     $  45,782
                                                        =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $   1,230     $   1,062
   Accrued liabilities                                      5,349         6,177
   Accrued restructuring                                      581         1,420
   Deferred revenue                                         6,434         6,246
   Current portion of long-term debt                          220           237
                                                        -----------------------
      Total current liabilities                            13,814        15,142

Accrued restructuring, less current portion                   926         1,513
Long-term debt, less current portion                          275           337
                                                        -----------------------
      Total liabilities                                    15,015        16,992
                                                        -----------------------

Stockholders' equity
   Common stock                                                43            42
   Additional paid-in capital                             216,032       217,379
   Treasury stock                                               0        (1,383)
   Notes receivable from shareholders                        (295)         (301)
   Unearned stock-based compensation                       (1,383)       (2,585)
   Accumulated other comprehensive loss                      (833)         (210)
   Accumulated deficit                                   (186,561)     (184,152)
                                                        -----------------------
      Total stockholders' equity                           27,003        28,791

                                                        -----------------------
      Total liabilities and stockholders' equity        $  42,018     $  45,782
                                                        =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                  Three Months Ended
                                                                         ------------------------------------
                                                                         January 31, 2002   December 31, 2000
                                                                         ----------------   -----------------
Revenue:
 Software license                                                             $  4,081           $  8,029
 Services                                                                        2,328              6,995
                                                                              --------           --------
  Total revenue                                                                  6,409             15,024
                                                                              --------           --------

Cost of revenue:
 Software license                                                                   68                297
 Services (exclusive of stock-based compensation of                              2,094              9,048
    $176 and $471 for the three months ended January 31,
    2002 and December 31, 2000, respectively)
                                                                              --------           --------
  Total cost of revenue                                                          2,162              9,345
                                                                              --------           --------
Gross profit                                                                     4,247              5,679
                                                                              --------           --------

Operating expense:
 Sales and marketing (exclusive of stock-based compensation                      3,001             12,965
    of $128 and $1,892 for the three months ended January 31,
    2002 and December 31, 2000, respectively)
 Product development (exclusive of stock-based compensation                      1,509              2,964
    of $53 and $605 for the three months ended January 31,
    2002 and December 31, 2000, respectively)
 General and administrative (exclusive of stock-based compensation               1,294              4,341
    of $138 and $242 for the three months ended January 31,
    2002 and December 31, 2000, respectively)
 Stock-based compensation                                                          212              3,210
 Amortization of intangibles                                                       477                681
 Restructuring and other  non-recurring  expenses  (exclusive of the benefit       309              1,693
    of $283 for the three months ended  January 31, 2002 relating to the reversal of previously recorded stock-based compensation
    related to terminated employees)
                                                                              --------           --------
  Total operating expense                                                        6,802             25,854

                                                                              --------           --------
Loss from operations                                                            (2,555)           (20,175)
Interest income, net                                                               137              1,293
Other income (expense), net                                                        (68)               (62)
                                                                              --------           --------
Net loss                                                                       ($2,486)          ($18,944)
                                                                              ========           ========

Unrealized gain (loss) on marketable securities                                     (2)                35
Foreign currency translation gain                                                  837                131
                                                                              --------           --------
Comprehensive loss                                                             ($1,651)          ($18,778)
                                                                              ========           ========

Basic and diluted net loss per share                                            ($0.06)            ($0.48)
                                                                              ========           ========

Weighted-average common shares                                                  40,951             39,159
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

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          For the Threee Months Ended
                                                                                         -----------------------------
                                                                                         January 31,       December 31,
                                                                                            2002               2000
                                                                                         -----------------------------
Cash Flows from operating activities:
    Net loss                                                                              $ (2,486)          $(18,944)
    Adjustments to reconcile net loss to net cash  used in operating activities:
           Depreciation and amortization                                                     1,053              1,286
           Provision for doubtful accounts                                                      --              1,772
          Stock-based compensation expense                                                     212              3,210
          Change in operating assets and liabilities:                                           --
               Trade accounts receivable, gross                                             (1,136)            (1,318)
               Unbilled receivables, gross                                                     (49)               594
               Prepaid expenses and other assets                                                71                351
               Other assets                                                                      7                885
               Accounts payable and accrued liabilities                                       (693)             5,993
               Accrued restructuring                                                        (1,426)                --
               Deferred revenues                                                               188                403
                                                                                          ---------------------------
                       Cash used in operating activities                                    (4,259)            (5,768)
                                                                                          ---------------------------

Cash Flows from investing activities:

    Net change in short-term investments                                                      (519)            10,111
    Purchase of property and equipment                                                          --             (6,823)
     Increase (decrease) in notes receivable from related parties                               --                 20
     Cash paid in connection with acquisition and subsequent earnout payments,
       net of cash acquired                                                                     --             (1,697)
                                                                                          ---------------------------
                       Net cash provided by (used in) investing activities                    (519)             1,611
                                                                                          ---------------------------

Cash Flows from financing activities:
    Principal payments on capital lease obligations and loan                                   (79)               (87)
    Proceeds from exercise of stock options and warrants                                        51                229
    Proceeds from sale of common stock held by former officer                                  983                 --
    Payments from stockholders on notes receivable                                               0                741
    Loans provided to stockholders                                                              --               (375)
                       Net cash provided by financing activities                               955                508

Effects of exchange rate changes on cash and cash equivalents                                 (539)                84

                                                                                          ---------------------------
                             Decrease in cash and cash equivalents                          (4,362)            (3,565)

Cash and cash equivalents at beginning of period                                          $ 21,871           $ 42,837
                                                                                          ---------------------------
Cash and cash equivalents at end of period                                                $ 17,509           $ 39,272
                                                                                          ===========================

Supplemental Disclosures of Cash Flow information
Cash paid during the period for interest                                                  $     50           $     48
                                                                                          ===========================
Issuance of common stock in connection with acquisition                                         --           $  4,503
                                                                                          ===========================
Assumption of stock options in connection with acquisition                                      --           $  2,098
                                                                                          ===========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The Company

     Versata, Inc. was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata, Inc. provides a business logic management system that enables the creation, execution, change and re-use of business logic (the "heart" of the application) for companies to build large, distributed applications in the J2EE (Java 2 Enterprise Edition) infrastructure. Versata, Inc. provides a declarative approach for transaction and process logic, which enables companies to deliver business logic as a key strategic asset of their enterprise architecture.

     On December 31, 2001, Versata announced a change in its fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. Versata had previously released results for the three months ended March 31, June 30 and September 30 of 2001. The comparisons in this quarterly report will be for the three-month periods ended January 31, 2002 and December 31, 2000. Versata's business is not seasonal, and we believe that the results as previously reported are comparable.

     Management believes our cash and cash equivalents and short-term investments will be sufficient to meet general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

2. Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of January 31, 2002, and for the three months ended January 31, 2002 and December 31, 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Versata, Inc. and its wholly owned subsidiaries, located in North America, Europe, Australia, and India. Versata, Inc., collectively referred to as the "Company" or "Versata." Intercompany accounts have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the financial position as of January 31, 2002, and the operating results for the three month periods ended January 31, 2002 and December 31, 2000, respectively, and cash flows for the three months ended January 31, 2002 and December 31, 2000, respectively. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended December 31, 2000.

3. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Versata adopted SFAS No. 142 effective November 1, 2001. The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements as we had no goodwill recorded on our balance sheet on the date of adoption.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles

Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company adopted of SFAS No. 144 effective November 1, 2001. The adoption did not have a significant impact on the Company's consolidated financial statements.

     In November 2001, the FASB Emerging Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances.
Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our second quarter ending April 30, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We have not yet evaluated the effects of these changes on our consolidated financial statements.

4. Restructuring and Other Non-Recurring Expenses

     During the three months ended January 31, 2002, we continued our restructuring efforts. The reduction impacted all departments and included the closure of the India office. As a result, we reduced our staff by 40 employees, or 23% of the workforce. There were 17 positions eliminated in the Americas, 17 in India, and 6 in our European offices.

     The following table summarizes the Company's restructuring and other nonrecurring expenses, by geographic region (in thousands):

                                           Employee    Office Closure and
                                           Severance     Subleasing Costs     Other Costs          Total
                                           ---------     ----------------     -----------          -----
Accrual Balance, October 31, 2001           $   905           $ 1,682           $   346           $ 2,933
United States additions                         205                --                --               205
Europe, Middle East, Africa (EMEA)
   additions                                    104                --                --               104
Cash payments in January 2002                (1,014)             (592)             (129)           (1,735)
                                           --------------------------------------------------------------
Accrual balance, January 31, 2002           $   200           $ 1,090           $   217           $ 1,507

     Subsequent to October 31, 2001, there have not been any significant changes to the Company's estimate of the total costs of prior restructuring and other nonrecurring activities.

5. Impairment of Intangible Assets

     During the ten-month period ended October 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Verve, Inc. and Pragma VI, our French distributor. The assessment was performed primarily due to 1) the sustained decline in the Company's stock price since the valuation date of the shares issued in the Verve, Inc. acquisition, resulting in the net book value of its assets prior to the impairment charge exceeding the Company's market capitalization; 2) the overall decline in the industry growth rates, and 3) projected operating results. As a result, the Company recorded a $4.1 million impairment charge to reduce goodwill and other identifiable intangibles. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date. There is no remaining goodwill balance at January 31, 2002.

6. Net Loss Per Share

     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of unvested restricted common stock, and incremental common or preferred shares issuable upon the exercise of stock options and warrants.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                                                       Three Months Ended
                                                                                     January 31, 2002   December 31, 2000
                                                                                     ------------------------------------
Numerator:                                                                                ($ 2,486)          ($18,944)
                                                                                          --------           --------
       Net Loss

Denominator:
       Weighted average shares outstanding                                                  42,865             41,028
       Weighted average unvested shares of common stock                                     (1,914)            (1,869)
        subject to repurchase                                                             --------           --------

       Denominator for basic and diluted calculation                                        40,951             39,159

Basic and diluted net loss per share                                                      $  (0.06)          $  (0.48)
                                                                                          ========           ========

7. Legal Proceedings

Securities Class Action

     Since April 11, 2001, several securities class action complaints were filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated before one judge in the United States District Court for the Northern District of California. On October 19, 2001 the lead plaintiffs filed an amended class action complaint naming us, certain of our former officers and a current director, as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under section 11 and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages on behalf of persons who purchased our stock during the class period. It is premature to come to any conclusions as to the allegations and potential damages. We intend to defend these actions vigorously. The hearing for our motion to dismiss the action is set for May 10, 2002. We expensed the deductible amount of directors' and officers' liability insurance of $350,000 in April 2001.

State Derivative Action

     Since June 11, 2001, two derivative actions were filed on our behalf against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. On November 7, 2001, the state court issued an Order granting Versata's Motion to Stay Proceedings in the consolidated derivative action until the earlier of the filing of an answer by Versata in the Federal action or dismissal of that action.

     We intend to defend these actions vigorously. There can be no assurance that the pending actions will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements of Versata and the accompanying notes included in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements include, without limitation, statements regarding future revenue, expenses, and risks. These forward-looking statements are based on management's current expectations, assumptions and projections and entail various risks and uncertainties including those set forth below under "Risk Factors That May Affect Future Results," that could cause actual results to differ materially from those projected in the forward-looking statements. Versata undertakes no obligation to revise or publicly revise or publicly release the results of any revision to these forward looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

     From our incorporation in August 1991 through December 1994, we were a professional services company and generated revenue from technical consulting projects. In January 1995, we commenced development efforts on our initial software products, from which we generated revenue from in late 1995 through early 1998. In September 1996, we began development of our first Web-based software product, which we began shipping commercially in September 1997. In September 1998, we introduced the first generation of what is now our suite of software products. To date, we have licensed our products and provided services to over 500 customers around the world.

     On December 31, 2001, Versata announced a change in its fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. Versata had previously released results for the three months ended March 31, June 30 and September 30 of 2001. The comparisons in this quarterly report will be for the three-month periods ended January 31, 2002 and December 31, 2000. Versata's business is not seasonal, and we believe that the results as previously reported are comparable.

     We derive our revenue from the sale of software product licenses and from related services. Our software is generally priced on a per central processing unit (cpu) basis. Software license revenue also includes product maintenance, which provides the customer with unspecified software upgrades over a specified term, typically twelve months. Services revenue consists of fees from professional services, and customer support. Professional services include consulting, training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Customers typically purchase these professional services from us to enlist our support by way of training and mentoring activities directed at optimizing the customer's use of our software product. Professional services are sold generally on a time-and-materials basis, while customer support is priced based on the particular level of support chosen by the customer.

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

     Net revenues from international sales represented 19% of our total revenue in the three months ended January 31, 2002 and 23% of our total revenue in the three months ended December 31, 2000.

     Our cost of software license revenue consists of royalty payments to third parties for technology incorporated into our products, the cost of manuals and product documentation, as well as packaging, distribution and electronic delivery costs. Our cost of service revenue consist of salaries and overhead costs of professional service personnel, and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of services revenue as a percentage of services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $186.5 million and $184.2 million at January 31, 2002 and at October 31, 2001, respectively.

     In January 2002, we eliminated 40 positions, or 23% of our workforce. We expensed an additional $309,000 in restructuring and other expenses relating to this reduction.

Segment Information

     Versata identifies its operating segments based on the business activities, management responsibility and geographical location. For both periods presented, Versata operated in a single business segment, primarily in the United States. Revenue for geographic regions reported below is based upon the customers' locations. Following is a summary of the geographic information related to revenues (in thousands):

                                          January 31, 2002     December 31, 2000
                                          ----------------     -----------------
Software license revenue:
    United States                               $ 3,316              $ 5,741
    Europe                                          765                1,746
    Other international                              --                  542
                                                -------              -------
                                                  4,081                8,029

Services revenue:
    United States                               $ 1,875              $ 5,807
    Europe                                          453                  752
    Other international                              --                  436
                                                -------              -------
                                                  2,328                6,995

Total revenue:
    United States                               $ 5,191              $11,548
    Europe                                        1,218                2,498
    Other international                              --                  978
                                                -------              -------
                                                $ 6,409              $15,024
                                                =======              =======

     Long-lived  assets,  predominantly  intangibles  and  property,  plant  and equipment, are based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of January 31, 2002, and October 31, 2001, approximately $8,468,000 and $9,404,000 respectively, of long-lived assets were located in the United States, $467,000 and $644,000 respectively, were located in Europe, and $108,000 and $107,000, respectively, were located elsewhere.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain lines in our Condensed Consolidated Statements of Operations:

                                  VERSATA, INC.
                      (In thousands, except per share data)

                                                   Three Months Ended
                                            -----------------------------------
                                            January 31, 2002  December 31, 2000
                                            ----------------  -----------------

Revenue:
  Software license                                       64%               53%
  Services                                               36%               47%
                                            ----------------   ---------------
Total revenue                                           100%              100%

Cost of Revenue:
  Software license                                        1%                2%
  Services                                               33%               60%
                                            ----------------   ---------------
Total cost of revenue                                    34%               62%
                                            ----------------   ---------------
Gross profit                                             66%               38%

Operating expense:
  Sales and marketing                                    47%               86%
  Product development                                    24%               20%
  General and administrative                             20%               29%
  Stock-based compensation                                3%               21%
  Amortization of intangibles                             7%                5%
Restructuring and other expense                           5%               11%
                                            ----------------   ---------------
Total operating expense                                 106%              172%

Loss from operations                                    -40%              -134%
Interest expenses, net                                    2%                9%
Other, net                                              -1%                 0%
                                            ----------------   ---------------
Net loss                                                -39%              -126%
                                            ================   ===============

Revenue

     Total revenue consists of software license revenue and services revenue. Total revenue decreased by $8.6 million, or 57%, to $6.4 million in the three months ended January 31, 2002 from $15.0 million for the three months ended December 31, 2000.

Software License Revenue

     Software license revenue decreased by $3.9 million, or 49% to $4.1 million in the three months ended January 31, 2002 from $8.0 for the three months ended December 31, 2000. The decrease is principally attributable to a decrease in Information Technology (IT) spending and overall economic and market conditions.

Services Revenue

     Services revenue decreased by $4.7 million, or 67%, to $2.3 million in the three months ended January 31, 2002 from $7.0 million for the three months ended December 31, 2000. This trend for professional services, and more specifically for our consulting unit, represents our ongoing efforts to reduce our volatility within this business by employing our partner organizations and accepting only profitable assignments. Our services revenue is also impacted by the level of our new software sales.

Cost of Revenue

     Total cost of revenue decreased by $7.1 million, or 76%, to $2.2 million in the three months ended January 31, 2002 from $9.3 for the three months ended December 31, 2000. This decrease was mainly attributable to management's restructuring plan initiated in the three months ended March 31, 2001 and continuing during 2001 and early 2002, which resulted in savings in personnel, subcontracting, and office costs. We achieved positive margins in our services organization in the three months ended January 31, 2002, though it is not guaranteed that this will continue.

Cost of Software License Revenue

     Cost of license revenue consists of royalties paid to third party vendors for use of their product embedded in ours. Cost of software license revenue decreased by $229,000, or 77%, to $68,000 in the three months ended January 31, 2002 from $297,000 for the three months ended December 31, 2000.

Cost of Services Revenue

     Cost of service revenue consists of salaries and overhead costs of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue decreased by $6.9 million, or 77%, to $2.1 million in the three months ended January 31, 2002 from $9.0 million for the three months ended December 31, 2000. This decrease is as a result of the restructuring initiatives initiated by management in January 2001 in response to the revenue declines.

Operating Expenses

     Operating expenses decreased $19.1 million, or 74%, to $6.8 million in the three months ended January 31, 2002 from $25.9 million for the three months ended December 31, 2000. The majority of the decrease was due to our cost-cutting initiatives and reductions in force.

Sales and Marketing

     Sales and marketing expense consists of salaries, commissions, and expense from our sales offices, travel and entertainment expense, marketing programs, and recruitment expenses. Sales and marketing expense decreased by $10.0 million, or 77%, to $3.0 million in the three months ended January 31, 2002 from $13.0 million for the three months ended December 31, 2000. These decreases were largely attributable to a $3.6 million reduction in salary expense and a $1.2 million reduction in travel and entertainment expense due to the reduction in workforce during 2001. In addition, these expenses decreased as a result of decreased spending on marketing programs of $2.1 million and a $1.4 million reduction in sales commissions related to the decrease in revenue.

Product Development

     Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $1.5 million, or 50%, to $1.5 million in the three months ended January 31, 2002 from $3.0 million for the three months ended December 31, 2000. All software development costs are expensed in the period incurred. The decrease in costs is mainly attributable to the reduction in workforce in 2001.

General and Administrative

     General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense decreased by $3.0 million, or 70%, to $1.3 million in the three months ended January 31, 2002 from $4.3 million for the three months ended December 31, 2000. The decrease was due to a reduction in salary expense of $1.5 million related to the recent reductions in the number of general and administrative employees. In addition, bad debt expense decreased by $1.2 million as a result of our lower sales volume and focused collection efforts.

Stock-Based Compensation

     Stock-based compensation expense includes the amortization of unearned employee stock-based compensation, offset by reversals of previously expensed amounts for cancellations of the related options. The impact of variable accounting for the stock appreciation rights assumed on the acquisition of Verve is also included in this caption. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Stock-based compensation expense also includes expenses for stock granted to consultants in exchange for services. Stock-based compensation expense decreased by $3.0 million, or 93%, to $212,000 for the three months ended January 31, 2002 from an expense of $3.2 million for the three months ended December 31, 2000. The decreases are related to the impact of option cancellations for terminated employees. Additional unvested outstanding options will continue to vest over the next 28 months, which will result in additional compensation expense of approximately $1.4 million in the aggregate in periods subsequent to January 31, 2002. This future expense will be reduced in the event of related option cancellations for employee terminations in the future.

Amortization of Intangibles

     Amortization expense decreased by $204,000, or 30%, to $477,000 for the three months ended January 31, 2002 from $681,000 for the three months ended December 31, 2000. This decrease is primarily the result of Versata's goodwill impairment charge of $4.1 million recognized in October 2001.

Restructuring and Other Non-Recurring Expenses

     During the three months ended January 31, 2002, we continued our restructuring efforts. The reduction impacted all departments and included the closure of the India office. As a result, we reduced our staff by 40 employees, or 23% of the workforce. There were 17 positions eliminated in the Americas, 17 in India, and 6 in our European offices.

Interest Income, Net

     Interest income, net, is primarily comprised of interest income from our cash and investments. We had net interest income of $137,000 for the three months ended January 31, 2002, a decrease of $1.1 million compared to net interest income of $1.3 million for the fourth quarter of 2000.

Provision for Income Taxes

     We have incurred operating losses for all periods from inception through January 31, 2002. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment financing. As of January 31, 2002, we had $26.5 million in cash and cash equivalents, restricted cash and short-term investments and $13.5 million in working capital. Net cash used in operating activities was $4.3 million in the three months ended January 31, 2002. Net cash flows used by operating activities in each period reflect net losses, offset by non-cash expenses including stock-based compensation, depreciation and amortization, and provision for doubtful accounts. The use of operating cash was also impacted by changes in working capital.

     Net cash used in investing activities was $519,000 for the three months ending January 31, 2002. The decrease in cash used in investing activities primarily reflects the purchases of short-term investments of $519,000 in the three months ended January 31, 2002 compared to the maturities of investments of $10.1 million, net of property and equipment additions of $6.8 million and cash paid in connection with acquisition of $1.9 million for the three months ended December 31, 2000. We had no new capital expenditures this quarter.

     Net cash provided by financing activities was $955,000 in the three months ended January 31, 2002 as compared to $508,000 for the three months ended December 31, 2000. The increase from the prior year is primarily due to the proceeds from the sale of shares from a former officer. In August 2001, the Company suspended employee participation in the employee stock purchase plan.

     We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Versata's discussion and analysis of its financial condition and results of operations are based upon Versata's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Versata to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Versata evaluates its estimates. Versata bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following are critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

     We derive revenue from two sources as follows: (i) sale of software licenses to end users, value added resellers (VARs), distributors, system integrators, independent software vendors, and application service providers; and (ii) services which include consulting, training, and post-contract customer support. We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition." We record revenue from licensing of software products to end-users when a license agreement is signed by both parties, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. Generally, we provide payment terms that range from thirty days to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method. Undelivered elements consist primarily of post contract customer support ("PCS") and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. We recognize revenue allocated to post-contract customer support ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, we recognize revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting.

Determining Functional Currencies for the Purpose of Consolidation

     We have several foreign subsidiaries, which together account for approximately 19% of our net revenues for the three months ended January 31, 2002, and 5% of our assets and 5% of our total liabilities as of January 31, 2002.

     In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance, are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

     If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in cumulative translation adjustments. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized in our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

     The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro, the Indian Rupee, Australian and Canadian dollars. Any future translation gains or losses could be significantly higher than those noted in each of these quarters. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in our statement of operations.

Allowance for Doubtful Accounts

     We must make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Specifically, we analyze our accounts receivable and historical bad debt pattern, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of our allowance for doubtful accounts.

Contingencies

     Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position. Management has recorded an accrual for the deductible amount of directors' and officers' liability insurance of $350,000. See further discussion in note 7 to the financial statements.

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

The Price of Our Common Stock is Volatile and It May Fluctuate Significantly.

     The market price of our common stock has fluctuated significantly and has declined sharply since our initial public offering in March 2000 and more recently in 2002. Our Company's stock price is affected by a number of factors, some of which are beyond our control, including:

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

     Accordingly, our quarterly results are difficult to predict until the end of the quarter. Delays in product delivery or closing of sales near the end of a quarter caused quarterly revenues and net income to fall significantly short of anticipated levels in the three months ended January 31, 2002, and given the current economic slowdown, may well occur in future quarters.

     Our license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. We typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Since our operating expenses are relatively fixed and are based on anticipated revenue levels, a delay in bookings from even a small number of license transactions could cause significant variations in revenues quarter to quarter and could cause net income to fall significantly short of anticipated levels. As an example, the dollar amounts of large orders for our products have been increasing and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, due to cancellations, delays, or deferrals by customers. This circumstance occurred in the three months ending January 31, 2002. Revenue shortfalls below our expectations could have an immediate and significant adverse effect on our results of operations.

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

     Our Company's common stock has not maintained a minimum bid price of $1.00 over the last consecutive 30 trading days as required by the Nasdaq National Market. On February 19th we received a notice on the minimum bid price non-compliance from Nasdaq National Market. We have until May 20, 2002 to regain compliance or be subject to delisting procedures subject to Versata's right to appeal. The Company does not intend to have the stock delisted and is reviewing its options, which may include, subject to our shareholder's approval, a reverse stock split which has already been approved by our board of directors.

     If any appeal we file receives an unfavorable determination by NASD and we are unsuccessful with our reverse stock split, our common stock would be removed from listing on the Nasdaq National Market, which could have a material adverse effect on us and on the price of our common stock

We Have Incurred Increasing Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

     We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of January 31, 2002, we had an accumulated deficit of $186.6 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

     As a result of the recent terrorist activities and related military and security operations, economic activity throughout the United States and much of the world was substantially disrupted. These events impacted our operations and temporarily, our ability to generate revenues. Any future terrorist activities or any continued military or security operations involving the U.S. could have a similar or worse effect on our operating results, particularly if such attacks or operations occur in the last month or weeks of our fiscal quarter or are significant enough to further weaken the U.S. or global economy. In particular, such activities and operations could result in reductions in information technology spending, and deferrals, reductions or cancellations of customer orders for our products and services.

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

Since the Licensing of Our Technology is a Key Component of Sales, Our Business May Suffer If We Cannot Protect Out Intellectual Property.

     Approximately 64% of our revenue in the first quarter of 2002 was derived from the license of software products. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. We currently have a U.S. patent relating to our automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. In addition, we have a U.S. patent pending relating to our business rules automation in database application development and maintenance. We cannot predict whether this patent application will result in an issued patent, or if a patent is issued, whether it will provide any meaningful protection. Moreover, these legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers.

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

INTEREST RATE RISKS. Our exposure to interest rate risks results primarily from short-term investments. These securities have been classified as cash equivalents when the maturity dates are less than 90 days at the date of issuance, and as short-term investments when the maturity dates are between 90 and 365 days at the date of issuance. Based on our balance of short-term investments at January 31, 2002 our interest risk, based on a hypothetical increase in interest rates of 50 basis points for the financial instruments included in our portfolio, would be a decrease of approximately $5,299 in the value of our portfolio.

FOREIGN CURRENCY RISKS. As of January 31, 2002, Versata had operating subsidiaries located in the United Kingdom, Canada, India, Germany, Australia, and France, Canada and Australia. Internationally, Versata invoices customers primarily in local currency and we maintain only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We do not currently enter into foreign currency hedge transactions. Through January 31, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action

     Since April 11, 2001, several securities class action complaints were filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated before one judge in the United States District Court for the Northern District of California. On October 19, 2001 the lead plaintiffs filed an amended class action complaint naming us, certain of our former officers and a current director, as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under section 11 and 15 of the Securities Act of 1933. The amended complaint seeks an unspecified amount of damages on behalf of persons who purchased our stock during the class period. It is premature to come to any conclusions as to the allegations and potential damages. We intend to defend these actions vigorously. The hearing for our motion to dismiss the action is set for May 10, 2002. We expensed the deductible amount of directors' and officers' liability insurance of $350,000 in April 2001.

State Derivative Action

     Since June 11, 2001, two derivative actions were filed on our behalf against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. On November 7, 2001, the state court issued an Order granting Versata's Motion to Stay Proceedings in the consolidated derivative action until the earlier of the filing of an answer by Versata in the Federal action or dismissal of that action.

     We intend to defend these actions vigorously. There can be no assurance that the pending actions will be resolved without costly litigation, or in a manner that is not materially adverse to our financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

(a) Use of Proceeds

     We have invested the net proceeds from the company's initial public offering of common stock in interest-bearing investment grade instruments. We expect to use the net proceeds primarily to fund working capital, technology and product development and sales and marketing. None of the net proceeds of our initial public offering were paid to any of our directors or officers, or to any person owning 10% or more of any class of our equity securities.

Item 6. EXHIBITS

(a)  The following exhibits are included herein:

     EXHIBIT
      NUMBER                         DESCRIPTION OF DOCUMENT
      ------                         -----------------------
      2.1(1)      Agreement  and Plan of  Reorganization  by and among  Versata,
                  Inc.,  VATA  Acquisition   Corp.,   Verve,  Inc.  and  Certain
                  Shareholders of Verve, Inc., dated October 18, 2000
      3.1(2)      Amended and Restated Certificate of Incorporation of Versata.
      3.2(2)      Amended and Restated Bylaws of Versata.
      4.1(2)      Form of Specimen Common Stock Certificate.
     10.1(2)*     2000 Stock Incentive Plan of Versata.
     10.2(2)*     Employee Stock Purchase Plan of Versata.
     10.3(2)      Fourth Amended and Restated Investors' Rights Agreement, among
                  Versata and some of its stockholders, dated November 30, 1999.
     10.4(2)      Form of Indemnification Agreement entered into between Versata and each of its directors and executive officers.
     10.5(2)      Agreement of Sublease dated October 18, 1999,  between Versata and ICF Kaiser International, Inc.
     10.6(2)      Senior Loan and  Security  Agreement,  dated  August 20, 1999, between Versata and Phoenix Leasing  Incorporated,  as amended on October 1, 1999.
     10.7(2)+     Joint Product and  Marketing  Agreement,  dated  September 27,
                  1999, between Versata and IBM.
     10.8(3)      Lease  agreement,  dated as of April 10, 2000,  by and between
                  Versata and Kaiser  Center,  Inc.  for the  sublease of office space in Oakland, CA.
     10.9(4)      Software Remarketing Agreement,  effective September 27, 2000,
                  between   Versata   and   International    Business   Machines
                  Corporation.

     EXHIBIT
      NUMBER                         DESCRIPTION OF DOCUMENT
      ------                         -----------------------
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

(1)  Incorporated  by reference  from the Company's  Form 8-K dated  December 1,
     2000.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-92451).

(3)  Incorporated  by reference  from the  Company's  Form 10-Q dated August 14,
     2000.

(4) Incorporated by reference from the Company's Form 10-Q dated September 24, 2000.

Item 6(b) Reports on Form 8-K:

     The Company filed a Form 8-K on January 4, 2002, announcing Versata's change of fiscal year end from December 31 to October 31.

                                  VERSATA, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSATA, INC.

Date: March 18, 2002                  /s/  DOUGLAS ROBERTS
                                      ------------------------------------------
                                      Chief Executive Officer and President

                                      /s/  JIM DOEHRMAN
                                      ------------------------------------------
                                      Chief Operating Officer,
                                      Chief Financial Officer, Secretary
                                      and Executive Vice President