Form 10-K
period 2001-10-31
VERSATA INC
filed 2002-03-29
CIK 1034397

================================================================================

                            UNITED STATES OF AMERICA

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-K
                                ----------------

    (Mark One)

      [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                                       OR

      [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                    For the ten months ended October 31, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 2002 was $23,475,345 based on the last reported sale price of the registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date.

    On March 20, 2002, 44,078,124 shares of the registrant's common stock were outstanding.

================================================================================

                                  VERSATA, INC.

                                    FORM 10-K
                    For The Ten Months Ended October 31, 2001

                                TABLE OF CONTENTS

                                                                                                                            Page
                                                                                                                            ----
                                                         PART I
Item 1.  Business........................................................................................................     3
Item 2.  Properties......................................................................................................    19
Item 3.  Legal Proceedings...............................................................................................    19
Item 4.  Submission of Matters to a Vote of Security Holders.............................................................    19
                                                         PART II
Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters............................................    20
Item 6.  Selected Financial Data and Supplementary Data..................................................................    20
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................    21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................................................    31
Item 8.  Financial Statements and Supplementary Data.....................................................................    33
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................    33
                                                         PART III
Item 10. Directors and Executive Officers of the Registrant..............................................................    34
Item 11. Executive Compensation..........................................................................................    36
Item 12. Security Ownership of Certain Beneficial Owners and Management..................................................    40
Item 13. Certain Relationships and Related Transactions..................................................................    41
                                                         PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................................    42
Signatures...............................................................................................................    44

                           FORWARD-LOOKING STATEMENTS

In  addition  to  historical  information,  this  report on Form  10-K  contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of the Company, based on the information currently available to the Company's management. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These statements are based on judgments with respect to, among other things, information available to us, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the sections entitled "Risk Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Position and Results of Operation." We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

                                     PART I

Item 1. Business

Overview

    Versata, Inc. was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata, Inc. ("Versata" or the "Company") provides a way for companies to manage the logic in their business systems at the business level, rather than at the code level.

    In today's "e-Business" world, for a company to take a business idea from conception to reality, it must have a responsive software infrastructure that provides the most flexibility with the best performance. Out of this need has arisen the Service Oriented Architecture ("SOA") leveraging a Java 2 Enterprise Edition ("J2EE") application server like IBM WebSphere or BEA WebLogic. The SOA is comprised of six layers: presentation, process, transactions, data logic, integration, & the back-office value chain (financial, customer, and resource management systems). The middle layers of this architecture, process, transactions, & data logic, are called the business logic layers. Versata provides the most productive solution for creating, managing, reusing, and executing these business logic layers.

    Versata fundamentally changes the way that a company manages its business logic. Traditional development & execution approaches follow these steps; business analysts document the business logic as application requirements; these requirements are then used by the programmers to draw models, sketch out psuedo-code, and write programs that are intended to meet the original specifications; and, these programs are then integrated with the rest of the company's infrastructure resources and deployed to a production environment. With Versata, the middle-steps are eliminated: the business analyst specifies the business logic, and that business logic is executed by the Versata server. This fundamental difference enables companies to react faster to business demands by developing applications faster and change applications as the business changes. This can be accomplished using existing IT resources rather than hiring expensive Java consultants.

    Versata's solution is well suited for large, enterprise applications with multiple data sources and database tables, multiple user interfaces, with complex business transactions used by thousands of users. Many applications built today are departmental in nature and don't require the power of Versata; for those we recognize that hand-coding Java is an acceptable solution. But, when the system is mission-critical to a company's operations and supports thousands of transactions, more power and productivity is needed, and this is where Versata fits best.

    Our objective is to establish the Versata Logic Suite as an extension to the leading application servers for managing a company's business logic. We intend to do this by extending our technology leadership, continuing to grow our multi-channel distribution network, and leveraging our technology alliances.

    We market our products primarily through a direct sales force in the United States and in Europe. We also work with a network of consulting and systems integration partners, companies selling pre-packaged software applications, companies developing and integrating custom software applications, and companies selling software applications over the Internet on a subscription services basis. These companies are trained in Versata's technology to provide the knowledge and resources necessary to rapidly deploy a Versata-based solution.

    An important element of our sales and marketing strategy is to leverage relationships with key technology and business partners. Our most important strategic relationship to date has been with IBM. Our strategic marketing, sales and development relationship with IBM provided a single product offering that integrated our software with IBM's WebSphere(R) Application Server Advanced Edition on an OEM basis. In September 2000, at our request, we changed our relationship with IBM by entering into a software re-marketing agreement with IBM to allow them to resell some of our products. As a result, IBM now offers the Versata Logic Suite product under the Versata brand name through IBM's Passport Advantage Program, IBM's volume licensing program. Versata product availability on Passport Advantage eliminates special handlings, such as separate contracts with Versata for license maintenance and support. Versata expects that this arrangement will improve Versata's visibility within IBM and may help increase the volume of software sold through IBM.

    Versata has also entered into agreements with leading technology companies such as ILOG and MetaMatrix. In addition, we have continued to invest in our alliances with BEA and Rational Software. Our network of technology partners provides complementary solutions to Versata's products.

    We also offer comprehensive professional services from training, mentoring, ROI analysis, staff augmentation and project management to complete turnkey solution services, as well as customer support.

Versata Solution

    We believe Versata Logic Suite provides the most productive solution for delivering large, enterprise applications. Versata's approach - the declarative creation, execution, reuse, and change of business logic (the "heart" of the application) for a distributed Java infrastructure, provides a strategic advantage for enterprise Information Technology (IT) shops. We believe our solution, which consists of a comprehensive suite of software and services, provides the following benefits to our customers:

Achieve better collaboration between business and IT organizations

    Our products allow non-programmer, business-domain experts to actively participate in and guide the translation of business requirements into differentiated e-business software applications and processes. Developers can reduce the time it takes to implement application changes and provide application maintenance, enabling them to elevate their focus to new business demands.

Reduce operating costs

    Our solution improves operational efficiencies associated with application development and maintenance by enhancing the productivity of a company's IT resources. First, our product reduces the lines of code that needs to be hand-written, debugged, and tested. Second, the applications that are delivered more accurately meet the user requirements, so there are fewer change requests. Third, existing programmers can be transitioned from other programming technologies like Visual Basic, PowerBuilder, or COBOL, so that companies can take advantage of the existing business domain knowledge. And, because they can transition existing IT programmers, they can reduce the number of outside consultants that have to be hired.

Reduce project risks

    Our solution reduces the risk by taking out the error-prone translation cycles that occur between the business user, business analyst, and the programmer. Rather than translating the requirements, step-by-step, in Versata, the requirements are directly executable. In addition, the use of an iterative development approach enables the business users to identify issues sooner with running incremental implementations, which reduce the amount of re-writing that occurs during the project development phase.

Reduce the risk of selecting the wrong technology

    Versata implements and layers its technology on top of industry standards and migrates existing business logic to new versions of these standards. This is important because application developers won't have to re-write their applications as each edition of the J2EE, EJB, or other standard changes. Versata enables a company to invest in designing and managing their business logic without concern for the underlying technology.

Inject agility and flexibility into business efforts

    With the Versata approach, organizations employ their business logic, the business rules and processes, to knit complex business transactions and interactions together. This business logic penetrates far deeper into business transactions than simply the price, availability and size of a product. They reach into the manner, behavior patterns and conditions under which customers, suppliers, employees and intermediaries interact. Business logic is an integral component of and exists throughout the framework of commerce and business transactions.

    Our products enable organizations to map their business policies and processes in the language of easy-to-understand business rules and process models (i.e., "An account balance cannot exceed a customer's credit limit" and "When orders exceed $30,000, send to sales manager for approval"). The Versata "declarative business logic" approach embeds business rules and business process into the core foundation of software applications, making it easier and quicker to a) build those software applications and b) make system-wide changes to these software applications once the application has been launched.

    By driving key business logic, the core business rules and processes, into the foundation of application development activities, our products address the market need created by expensive, elongated business application development cycles, difficulty of changing/updating applications to reflect business needs, business manager/ IT developer collaboration issues, and complexity of implementing large-scale, distributed Java applications.

    In addition, we believe, our products facilitate rapid response to business challenges, enabling constant innovation of processes and applications to stay in step with technology - and ahead of competition. When changes are required to a business application, the Versata approach allows users to systematically implement those changes by modifying a few business rules or process models - versus first finding, then changing, thousands of lines of programmer-developed code. Non-programmers and business-domain experts can also actively participate in and guide the translation of business requirements into differentiated e-business software applications and processes.

Improve IT development staff

    By making it much less complex to create and modify complicated business applications, Versata enables companies to make their programmers more productive in a Java-technology environment. Efficiencies associated with developers are achieved through savings in time, re-training and outsourcing costs. In addition, we believe our solution optimizes the use of a company's more advanced Java developers. Rather than wasting time hand-coding every line of an application, they can be focused on the really difficult tasks such as custom integration and legacy interaction.

Speed time to market

    Our solutions help companies shave time off application development and maintenance. And, in the rapidly changing economy, early-to-market companies are rewarded with increasing returns on investment. In addition, we believe companies using our solutions can rapidly reduce their application backlog, enabling IT to keep up with the constant demand from the business side of the house.

Leverage standard, high-performance platforms

    Our products are based on open industry standards (J2EE, EJB, XML, etc.) and industry leading platforms such as IBM WebSphere Application Server and BEA Web Logic Server.

    Our products interact with a number of sources including leading relational database systems, legacy software applications, and various standards-based middleware solutions. In this way, our solution makes it possible for companies to build and deploy new business applications using existing technology infrastructure and systems, and with confidence that our products will prove compatible with other infrastructures that might be installed in the future.

Strategy

    Our mission is to lead Global 2000 companies seeking to build large, distributed applications within a J2EE infrastructure to conclude that Versata is an essential part of their Distributed Java infrastructure (J2EE and Web Services) alongside their Application Server and Integrated Development Environment (IDE) of choice. This strategy is based on five pillars:

Provide an Integrated Business Logic Offering

    A key differentiator for Versata is the integration of transaction and process logic in a declarative environment. Both transaction and process logic contribute to the value provided by Versata of allowing the business user to be involved from the ground up, mapping his business problems effectively to the application, and being able to see, monitor and manage the logic as a business asset. This integrated offering is the Versata Logic Suite.

Offer Versata Logic Suite as a J2EE Infrastructure Component Plug-in

    While many of our customers use and derive value from our presentation layer, we are now selling to companies more literate in J2EE, with already established Java Server Pages (JSP) tools for the front end. We are seen as a mainstream J2EE vendor and as a plug-in component to a company's distributed Java infrastructure. A part of reaching mainstream J2EE vendor status is market visibility, which we will continue to enhance by participation in standards groups, conferences, and other venues.

Target WebSphere Accounts who are Developing Large Applications

    We believe companies developing large applications best realize our value. Such companies are most likely found in large enterprises or Federal, State, and Local government agencies. IBM has strong relationships in these accounts and has an inclusive strategy with its "open" source WebSphere Studio Tooling initiative. We intend to target IBM WebSphere customers who plan to build large applications or are building a smaller application as the first of many within an IT SOA.

Narrow the Market Focus

     Approximately 121 companies have deployed complex applications with our solutions. These deployments span 24 industry sectors, with no predominant industry emerging. In 2002 we intend to narrow the market focus in three ways:

     o   Continue a sales and marketing  focus on Independent  Software  Vendors
         (ISVs) with the integrated Versata Logic Suite offering.

     o Develop whole product offerings for up to two Target Markets - we plan to develop an offering for a specific Line-of Business (LoB) within an industry to gain a foothold into an account and industry, with our end objective being to be included as a key element in the J2EE infrastructure.

     o Continually seek to leverage individual account opportunities into tactical sales programs involving industries and/or solutions. Examples include legacy integration with WRQ, State and Local government with American Management Systems, Inc. and Courts applications with the State of Utah.

    Further, we intend to emphasize in the sales process the requirement of reaching the economic buyer. In addition, we intent to initiate a longer term strategy aimed at positioning Versata as a "Business Logic Management System," used by the business user to create, monitor, and manage business Logic as a corporate strategic asset. With this strategy Versata does not leave behind the IT organization in the pursuit of the Business user. The message is the capability to interact at the Business Level, and execute at the IT level. Without execution, the value diminishes to simply documentation (e.g., Computer Aided Software Engineering (CASE)). Without operating at the business level, system operation remains the sole purview of IT. Combining both empowers business users, and builds bridges between IT and business users.

Customers

    In 2001, we licensed our products to 61 customers worldwide for use in a wide range of e-business software applications in diverse markets such as financial services and insurance, telecommunications, energy, government, manufacturing, health care, and retail, and 30 of which were new customers including Bank of America, Fiserv, Inc., Mercator Software, Inc., Northeastern University, Interpath, and WRQ, Inc. In addition, 31 repeat customers licensed more software from Versata including Federal Home Loan Bank of Pittsburgh, American Management Systems, IBM, and Micro General Corporation.

    We intend to continue our sales efforts to increase both the number of new customers and the percentage of repeat customers. We target Global 2000 companies in the U.S. or their equivalents abroad. El Paso Energy Corporation accounted for 12% of our revenue for the year ended December 31, 1999; no single customer accounted for more than 10% of total revenues for the year ended December 31, 2000. British Telecommunication accounted for 17% and Micro General Corporation accounted for 16% of our total revenues for the ten months ended October 31, 2001. The following are examples of the application of Versata's products by selected new and repeat customers during the ten months ended 2001:

     o American Management Systems (AMS), with revenues of $1.28 billion in 2000, manages complex IT, eBusiness and systems integration projects for 43 state governments, many federal agencies and hundreds of Fortune 500 companies. AMS used our technology to develop and deploy the financial and tax applications in its Advantage suite, which is a host of fully integrated Web applications for state and local government administrative functions.

     o British Telecommunications plc (BT) has increased its investment in Versata software and maintenance to continue developing new customer service applications to be deployed across BT's operations. In the multi-year strategic deal, BT is employing our unique business logic approach in automating the business logic that drives the customers' experience with BT's operations. The Versata Logic Server is serving as a strategic component of BT's core customer service architecture that includes the BEA WebLogic platform. By significantly reducing the complexity of developing and maintaining Java-based applications, BT believes that Versata will allow them to enhance customer service by increasing  response  time,  reducing  costs  and  bringing  to  market additional customer products and services. Because of our ability to create and change applications in real time, BT's initial pilot projects have already shown significant time-to-market benefits compared to standard Java development methods, enabling applications to be delivered faster and gain commercial competitive advantage quicker.

     o Mercator Software announced the release of their Process Integrator 1.0, based on the Versata process and workflow technology in January of 2002. Their Process Integrator graphically models and automates business processes that coordinate human activities with enterprise applications, corporate data, Internet resources, and trading partner interactions. It is part of Mercator Software's intelligent business integration solutions unifying any internal operations and connecting them with partners and customers while leveraging current technology investments. Over 7,000 businesses, including more than 1,100 enterprise customers in financial services, healthcare, telecommunications, energy, utilities, manufacturing, retail, and distribution, use Mercator software to maximize their performance.

     o United Bank of California (UBOC), the third largest chartered bank in California, has used the Versata Logic Server to build their customer relationship management system that will allow over 700 UBOC employees at 115 branches throughout California to significantly enhance service to their retail and small business customers. UBOC's new system leverages the unique business logic-based technology of the Versata Logic Server. UBOC believes Versata allowed them to deploy its customer relationship management system more quickly than other methods. United California Bank was looking to transition to the new Web-centric technologies-Java, HTML and application servers-while leveraging existing application infrastructures. To accomplish this, UBOC used the Versata Logic Server to automate the business logic behind the system. The system was rolled out using Versata's CORBA edition, but was recently upgraded to the IBM WebSphere EJB edition. The UBOC project began the project at the end of 1999. Representative of how it helps speed customers to market, UBOC was able to rollout phase one in just over two months. In June 2000, a contact management system, part of the overall customer relationship management system, was rolled out. Along the way additional components, such as a customer survey and mortgage applications, were quickly and easily added, highlighting the flexibility of working with Versata's rules-based technology.

     o National Wildfire Coordination Group (NWCG) has begun deployment of a new automated dispatching system that operates using the Versata Logic Server. NWCG agencies include: Bureau of Indian Affairs, Bureau of Land Management, Fish and Wildlife Service, National Park Service, US Forest Service, Tribal Council, and State Forestry Agencies. The name of the application is ROSS, which stands for National Interagency Resource Ordering and Status System. ROSS provides automated support to dispatch and coordination offices for all member agencies of the NWCG. The ROSS application will automate the current manual resource ordering and status process. It is estimated that due to improvements in efficiency alone, the cost savings will amount to more than $15.7 million a year. The ROSS Project is the first information systems project to be sponsored by the NWCG and is also the first and largest wildland fire management information systems project of its kind in the nation. In addition to wildland fires, the ROSS application will be used in support of flood, hurricane, earthquake, volcanic, and other national disaster relief efforts. Nearly 400 interagency dispatch offices throughout the nation will operate the ROSS application. The ROSS application, built using the Versata Logic Server (by Lockheed Martin Information Support Services), is being used in the Rocky Mountain Area and at the National Interagency Coordination Center (in Boise, ID).

Products

    The Versata Logic Suite provides the most productive solution for delivering large, enterprise applications. Versata's approach - the declarative creation, execution, reuse and change of business logic for a distributed Java infrastructure, within IBM WebSphere and BEA WebLogic servers, provides a strategic advantage for enterprise Information Technology (IT) shops. Following is a current list of Versata products:

Products                                     Description

Main Products:

Versata Logic Server                         The Versata  Logic  Server (VLS) is
                                             an  application  server  extension,
                                             which manages and executes business
                                             logic.   The  VLS   has  two   core
                                             engines,   the  Transaction   Logic
                                             Engine   and  the   Process   Logic
                                             Engine.

                                             The   Versata   Transaction   Logic
                                             Engine   enables   business   rules
                                             execution     for     transactional
                                             business  logic and provides a J2EE
                                             framework   for   the    necessary,
                                             reusable     services    such    as
                                             cross-object            navigation,
                                             transaction             sequencing,
                                             event-action   synchronization  and
                                             more.

                                             The Versata Process Logic Engine is
                                             the runtime  component  that enacts
                                             business processes,  routes work to
                                             participants,      and     provides
                                             integration  points  with  external
                                             enterprise systems. By facilitating
                                             on-the-fly     process     changes,
                                             involving external customers in the
                                             processes,  and delivering the work
                                             to the  right  place  at the  right
                                             time  the  Process   Logic   Engine
                                             enables   customers   to   maximize
                                             business execution.

Versata Interaction Server                   The  Versata   Interaction   Server
                                             (VIS) is a  stand-alone  version of
                                             the Versata  Process  Logic  Engine
                                             and is a process  automation engine
                                             and design environment that extends
                                             core  business   processes   across
                                             people,  systems  and time.  VIS is
                                             sold  exclusively  through  our ISV
                                             Sales  Channel.  VIS is principally
                                             concerned  with the way  activities
                                             are planned, sequenced,  delivered,
                                             and   performed   over  time.   VIS
                                             automates  process across  software
                                             applications  without  programming.
                                             Like VLS, VIS runs  stand-alone  or
                                             on  standard   application   server
                                             platforms-- including IBM and BEA.

Supporting Products:

Versata Logic Studio                         The Versata Logic Studio houses the
                                             designers for both the  Transaction
                                             Logic and  Process  Logic  Engines.
                                             The  Transaction  Logic  components
                                             start from data object designs with
                                             business     logic     and     rule
                                             specifications.  The  Logic  Studio
                                             then  compiles and deploys the data
                                             objects as transactional components
                                             (EJB's)  into  the  pre-built  J2EE
                                             pattern framework hosted within the
                                             Versata Logic  Server.  The Process
                                             Logic      components,      defined
                                             graphically  in the language of the
                                             business   analysts   as   activity
                                             diagrams or work-flows, contain the
                                             sequences      of       activities,
                                             sub-processes  and transitions that
                                             define the  sequence,  delivery and
                                             execution     of      transactional
                                             interactions  over time, people and
                                             systems.

Versata Presentation Server and              The  Versata   Presentation  Server
Presentation Designer                        provides   a   rich    presentation
                                             interface to VLS. It supports  both
                                             HTML  and  Java  clients  including
                                             browsers,   applets  in   browsers,
                                             standalone       applets,       and
                                             applications  as they interact with
                                             the  Versata  Logic  Server.   This
                                             includes   server-side   state  and
                                             session management and presentation
                                             services for HTML clients.

                                             The Versata  Presentation  Designer
                                             provides       an        automated,
                                             template-based    environment   for
                                             designing HTML or Java clients.

Versata JSP Integration Toolkit              The Versata JSP Integration Toolkit
                                             will  allow for Java  Server  Pages
                                             (JSP)  developers to access Versata
                                             resources  via  several   different
                                             methods:  in-line  Java  within the
                                             HTML of the JSP page,  Java  Beans,
                                             or custom tags.

Versata Design Adapter for Rational Rose     The  Versata   Design  Adapter  for
                                             Rational  Rose  allows for  greater
                                             integration  with the Rose modeling
                                             environment    during   development
                                             time. The Unified Modeling Language
                                             (UML)   is  the   industry-standard
                                             language      for       specifying,
                                             visualizing,    constructing,   and
                                             documenting         object-oriented
                                             applications    by    providing   a
                                             graphical   representation  of  the
                                             business    objects    and    their
                                             relationship   to  other   business
                                             objects. The Versata Design Adapter
                                             for Rational Rose  synchronizes the
                                             view of the application(s) business
                                             objects  represented as a UML Class
                                             Diagram   (an   analysis/high-level
                                             design  view) in Rational  Rose and
                                             their         design/implementation
                                             representation in the Versata Logic
                                             Studio.

Services

    An important component of our overall solution is our ability to provide our customers with comprehensive professional services -- from training, mentoring, customer support, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Through this comprehensive suite of services, we enable our customers to automate e-business software applications without regard for internal staffing constraints. As of October 31, 2001, our services organization consisted of 63 professionals, comprised of our consulting services organization and contractors, 14 of which were in customer support and 5 in training.

Consulting Services

     We provide mentoring, staff augmentation and project management services to assist customers in developing and deploying large, enterprise applications with multiple data sources and database tables, multiple user interfaces, with complex business transactions used by thousands of users. Many applications built today are departmental in nature and don't require the power of Versata; for those we recognize that hand-coding Java is an acceptable solution. But, when the system is mission-critical to a company's operations and supports thousands of transactions, more power is needed and this is where we believe we fit best.

    Our services include system architecture, data modeling, system design, software application development, testing, configuration and installation, and performance tuning. These services can be provided at our customers' sites as well as via remote electronic connection, offering our customers the balance between personal interaction and speed of responsiveness.

Training Services

    We offer our customers introductory and advanced training in the use of our products. These training services are offered in several geographic locations, either as standard public training classes located throughout the U.S. and Europe or on-site private training classes. We price these services per course or on a per day basis.

Customer Support

    We believe that a high level of customer support services is essential to our success. We offer a range of customer support services including business hour telephone and e-mail support from our Oakland, Australia, German and United Kingdom facilities, 24-hour-a-day/seven-day-a-week production system support and on-site support on request. We also provide our customers with access to a developers knowledge base news group, discussion groups and other repositories of information regarding our products. Our customers typically purchase annual customer support contracts at prices dependent upon their desired level of customer service.

Services Partners

    In addition to our internal services organization, we have relationships with resellers, professional service organizations and global system integrators that offer consulting, training and customer support services including IBM Global Services, Online Business Systems, Cap Gemini, Atos Origin, and Logica, to cooperate in the deployment of our products to customers. Our service partners are encouraged to attend and complete a series of Versata training courses. These relationships expose the customer base of these companies to our software and we intend to develop them further.

Sales and Marketing

Sales

    We sell our products through a multi-channel distribution model, which includes both direct and indirect channel sales. As of October 31, 2001, our sales organization consisted of 49 professionals throughout North America, Europe and the Pacific Rim. Our direct sales teams typically include a sales representative, a solutions architect and are supported by a regional service manager.

    At the end of October 31, 2001, we had 22 quota-carrying sales teams, including 17 direct teams and 5 indirect channel focused teams.

    We utilize sales teams consisting of both sales and technical professionals to create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential customer. Our sales model can include a proof of concept and/or return on investment (ROI) approach to winning competitive sales opportunities. In many of these competitive situations, the tangible results of our proof of concept/ ROI substantiate the time-to-market advantage, ability to support business flexibility and ease of use, which often lead to a full project implementation.

    We complement our direct sales force with channel sales through various types of relationships that either sell, or help us sell, our products and services. These include:

o IBM. A significant sales channel is our strategic relationship with IBM. This includes a re-selling agreement in which the Versata Logic Suite is available through IBM's Passport Advantage Program, IBM's volume licensing program. Versata product availability on Passport Advantage eliminates the special handlings, such as separate contracts with Versata for license maintenance and support. Versata expects that this arrangement will improve Versata's visibility within IBM and may help increase the volume of software sold through IBM.

o System Integrator Partners. Our system integrator partners include companies that custom develop and integrate software applications, such as global system integrators as well as regional consulting partners. These partners refer our products to new customers and then typically provide the customers with consulting and system integration services. Our Systems Integrator partners include IBM Global Services, Online Business Systems, Cap Gemini, EDS, Atos Origin, Logica, KPMG, American Management Systems, and Lockheed Martin Services. In 2002, we intend to expand our relationship with System Integrator Partners.

o Independent Software Vendors and Application Service Providers (ISV/ASPs). Our partners that sell pre-packaged software applications, often referred to as independent software vendors, and our application service provider partners use our software to create and maintain their integrated software products. We typically receive a royalty from these partners for every software sale that integrates the Versata products. Some of these partners included Mercator Software, WRQ, Inc., Fiserv Solutions, Inc., and Cap Gemini.

o International Distributors. Our international distributors include vendors that sell business software products to companies in Europe, Middle East, and Australia.

    With the addition of Versata's new product release, Versata Logic Suite 5.5, the first product on the market to combine business logic for both transaction processing and process automation, we believe our sales teams will be able to sell a comprehensive solution that will enable our clients to increase their return on investment.

     We have rolled out a new third party sales force automation system. This system will provide our sales force and management with real time account data and allow us to better manage our sales cycles. This software will also allow us to do customized marketing to our current and prospective customers.

Marketing

    We support our sales efforts through a variety of marketing initiatives implemented through both our corporate headquarters and our regional offices. Our marketing organization, which consisted of 9 employees as of October 31, 2001, focuses on creating market awareness for the Versata System, generating sales leads, forming relationships with leading technology companies, promoting our e-business automation leadership and educating industry analysts about our solution. We conduct a variety of marketing initiatives worldwide to educate our target market. We have engaged in marketing activities such as business seminars, trade shows, press relations, industry analyst programs, ongoing public relations, advisory councils, direct mailings and telemarketing, managing and maintaining our Website, and producing and distributing sales support materials. Our marketing organization also serves an integral role in acquiring, organizing and prioritizing customer and industry feedback in order to help provide product direction to our development organizations. We formalized this customer-driven approach by establishing advisory council meetings to provide forums for discussing customer needs and requirements. Advisory council meetings provide a useful forum in which to share information, test product concepts and collect data on customer and industry needs. We intend to continue to pursue these programs in the future.

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

    Product development expenses, excluding stock-based compensation, totaled approximately $3.3 million for the year ended December 31, 1998; $4.8 million for the year ended December 31, 1999; $9.7 million for the year ended December 31, 2000; and $8.8 million for the ten months ended October 31, 2001.

    As of October 31, 2001, Versata employed 52 technical professionals in product development including quality assurance and technical documentation positions. The Versata product development team has benefited from a low turnover rate despite the intensely competitive environment for software engineers.

Competition

    The Internet infrastructure software market is intensely competitive, subject to technological changes and significantly affected by new product introductions and other market activities of industry participants. We expect the competition in this industry to persist and intensify in the future. Our primary competition comes from companies developing their software applications internally using traditional programming approaches. We also compete with a number of other sources including:

    o vendors of application server development products and services such as IBM, BEA Systems, Inc., Microsoft, Sun Microsystems, Inc. and Oracle Corporation;

    o vendors of traditional workflow and process applications such as FileNet, Saviion and Fujitsu;

    o vendors of Web integrated development environments such as IBM, Borland, and WebGain; and

    o companies that market business application software such as Oracle Corporation, PeopleSoft, and SAP.

    We   believe that the principal competitive factors in our market are:

    o    product functionality and features;

    o    ease of product implementation;

    o    responsiveness to business and technical changes;

    o    performance, scalability and availability;

    o   use of standards-based technology;

    o ease of integration with customers' existing legacy data, software applications and middleware computing infrastructure;

    o    quality of professional services offerings;

    o    quality of customer support services;

    o    price; and

    o    Company reputation.

    Although we believe that we currently compete favorably with respect to most of these factors, our market is just reaching the mainstream customer and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, sales, marketing, professional services, technical support, training and other resources. The risks associated with competition are more fully discussed in the "Risk Factors" section contained below in this Item 1 of this Report.

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

Third Party Licensing

    We integrate third-party software into our products. While we believe that alternative sources of such third-party software is available and based upon past experience and standard industry practice such licenses generally could be obtained on commercially reasonable terms, any significant interruption in the supply of such products could adversely impact our sales of our Products unless and until we could secure another supplier.

International Operations

    We have established international subsidiaries, namely in the British Virgin Islands, Canada, United Kingdom, Hong Kong, Germany, Australia, France, and India. All but one of our subsidiaries is wholly owned.

Employees

    As of October 31, 2001, we had 200 employees and 6 contractors. Of these individuals, 58 employees and 4 contractors were in sales and marketing, 52 employees were in development and engineering services, 63 employees and 1 contractor were in professional services and customer support, and 30 employees and 1 contractor were in finance and administration. Our employees are not represented by any collective bargaining unit, and we believe our relations with employees are satisfactory.

Risk Factors That May Affect Future Results

    We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

Weakening  of  World  Wide   Economic   Conditions   Realized  in  the  Internet
Infrastructure Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates.

    The revenue growth of our business depends on the overall demand for computer software, particularly in the product segments in which we compete. Any slowdown, including the current slowdown, of the worldwide economy affects the buying decision of corporate customers. Specifically since our sales are primarily to Global 2000 customers, our business also depends on general economic and business conditions within specific industries. A reduction in demand for computer software, caused by a weakening of the economy, such as occurred in 2001, or otherwise, has resulted in decreased revenues and lower revenue growth rates.

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

Our Failure to Accurately Forecast Sales May Lead to a Disappointment of Market Expectations.

    Our Company uses a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself could cause our Company to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, the current slowdown in the economy is causing purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

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

    Accordingly, our quarterly results are difficult to predict until the end of the quarter. Delays in product delivery or closing of sales near the end of a quarter could cause quarterly revenues and net income to fall significantly short of anticipated levels; and given the current economic slowdown, may well occur in the foreseeable future.

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

    We and certain of our former officers and a director have been named as defendants in a private securities class action lawsuit. In addition, two derivative actions on behalf of our Company were filed against certain current and former officers and directors in the Superior Court for Alameda County, California. Depending on the outcome of such litigation, we may be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these matters, we may incur substantial defense costs and that such actions may cause a diversion of management time and attention.

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

    Our Company's common stock has not maintained a minimum bid price of $1.00 over the last consecutive 30 trading days as required by the Nasdaq National Market. On February 19, 2002 we received a notice on the minimum bid price non-compliance from Nasdaq National Market. We have until May 20, 2002 to regain compliance or be subject to delisting procedures subject to Versata's right to appeal. The company does not intend to have the stock delisted and is reviewing its options, which may include, subject to our stockholders' approval, a reverse stock split which our board of directors has approved.

    If any appeal we file receives an unfavorable determination by NASD and we are unsuccessful with our reverse stock split, our common stock would be removed from listing on the Nasdaq National Market that could have a material adverse effect on us and on the price of our common stock.

We Have Incurred Increasing Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

    We have experienced operating losses in each quarterly and annual period since inception. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of October 31, 2001, we had an accumulated deficit of $184.2 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

If We Do Not Develop and Enhance New and Existing Products to Keep Pace With Technological, Market and Industry Changes, Our Revenues May Decline.

    Rapid technological advances in software development, evolving standards in software technology and frequent new product introductions and enhancements, characterize the markets for our products. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain our competitive position, we must:

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

If Java Technology Does Not Continue to be Widely Adopted for E-business Application Development, Our Business Will Suffer.

    Our products are based on Java technology, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems. Java is a relatively new language and was developed primarily for the Internet and corporate intranet applications. It is still too early to determine whether Java will achieve greater acceptance as a programming language and platform for enterprise applications. Alternatives to Java include Microsoft's C+ language and .net computing platform. Should Java not continue to be widely adopted, or is adopted more slowly than anticipated, our business will suffer. Alternatively, if Sun Microsystems makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired. In the future, our customers also may require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

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

    If we fail to add new customers who license our products, our services revenue will also likely decline. Our service revenue is derived from fees for professional services and customer support related to our products. The total amount of services and support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a further downturn in our software license revenue or a decline in the percentage of customers who renew their annual support agreements, our services revenue could become flat or further decline.

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

Recent terrorist activities and related military and security operations could adversely affect our revenues and operations.

     As a result of the recent terrorist activities and related military and security operations, economic activity throughout the United States and much of the world was substantially disrupted. These events temporarily impacted our operations and our ability to generate revenues. Any future terrorist activities or any continued military or security operations involving the U.S. could have a similar or worse effect on our operating results, particularly if such attacks or operations occur in the last month or weeks of our fiscal quarter or are significant enough to further weaken the U.S. or global economy. In particular, such activities and operations could result in reductions in information technology spending, and deferrals, reductions or cancellations of customer orders for our products and services.

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

Since the Licensing of Our Technology is a Key Component of Sales, Our Business May Suffer If We Cannot Protect Our Intellectual Property.

    Approximately 47% of our revenue for the ten months ended October 31, 2001, was derived from the license of software products. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. We currently have a U.S. patent relating to our automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. In addition, we have a U.S. patent pending relating to our business rules automation in database application development and maintenance. We cannot predict whether this patent application will result in an issued patent, or if a patent is issued, whether it will provide any meaningful protection. Moreover, these legal protections afford only limited protection, and competitors may gain access to our intellectual property, which may result in the loss of our customers.

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

Item 2. Properties

    Our principal executive and administrative offices are located in approximately 75,000 square feet of office space in Oakland, California, and we have subleased approximately 50,000 square fee of this space, including 25,000 square feet of which is subleased for the remaining term of our lease. Our monthly net lease payments on the Oakland facility are approximately $90,000. This lease expires in August 2008. We also maintain leased offices or an "executive suite" in Hamburg, Frankfurt, and Neuss (Germany), London and Paris. We believe that our existing facilities are adequate to meet our current and projected needs, or that suitable additional or substitute space will be available as needed.

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

    With the exception of the $350,000 discussed above, no estimate can be made of the ultimate loss or possible range of ultimate loss associated with the resolution of these contingencies.

Litigation and other claims

    We are also subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations or consolidated financial position. We intend to defend these actions vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters


    (a) Price Range of Common Stock

    Our common stock is listed on the Nasdaq National Market under the symbol "VATA." Public trading of our common stock commenced on March 3, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the Nasdaq National Market:

                                                                High       Low
                                                                ----       ---
       Ten Months Ended October 31, 2001:
         First  Quarter (from  January 1 through  March 31,    $  9.38    $ 0.20
       2001..............................................
         Second  Quarter  (from  April 1  through  June 30,       1.75      0.20
       2001).............................................
         Third Quarter (July 1 through September 30, 2001)        0.85      0.20

                                                                High       Low
                                                                ----       ---
       Year Ended December 31, 2000:
         First Quarter (from March 3, 2000)..............      $100.94    $52.13
         Second Quarter..................................        60.19     12.00
         Third Quarter...................................        47.50     19.13
         Fourth Quarter..................................        26.38      3.88

    We believe that a number of factors may cause the market price of our common stock to fluctuate. See "Item 1. Business-- Risk Factors." As of March 20, 2002, there were 461 holders of record of our common stock.

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

    Versata has invested the net proceeds from its initial public offering in interest-bearing investment-grade instruments. The net proceeds generated from the offering have been used primarily to fund the Company's working capital, capital expenditures and general corporate needs. In addition, the Company paid approximately $1,176,000 in connection with the acquisition of Verve, Inc.

Recent Sales of Unregistered Securities

     None.

Item 6. Selected Financial Data and Supplementary Data

    You should read the following selected financial data in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 2000, 1999, and 1998 and for the ten months ended October 31, 2001, and the balance sheet data at December 31, 1999 and 2000 and October 31, 2001 are derived from the audited financial statements included elsewhere in this Transition Report on Form 10-K. The statement of operations data for the years ended December 31, 1996, 1997 and 1998, and the balance sheet data at December 31, 1996, 1997, 1998 and 1999 are derived from audited financial statements not included in this Transition Report on Form 10-K.

                                             Ten Months                           Year Ended December 31,
                                                Ended      --------------------------------------------------------------------
                                             October 31,        2000            1999          1998         1997         1996
                                             ------------   -----------     -----------    ----------  -----------   ----------
                                               2001 (a)
                                               --------
                                                                                       (In thousands)
     Consolidated Statement of
       Operations Data:
     Revenue............................    $   29,380      $   56,608      $   12,582     $   3,950   $    1,406    $   1,124
                                            ----------      ----------      ----------     ---------   ----------    ---------
     Loss from operations...............       (64,317)        (72,903)        (21,496)       (7,883)     (10,012)      (9,203)
     Net loss...........................       (62,876)        (67,901)        (21,800)       (8,134)      (9,844)      (9,013)
     Net loss attributable to common
       Stockholders.....................       (62,876)(c)     (67,901)        (32,600)       (8,134)      (9,844)      (9,013)
                                            ----------      ----------      ----------     ---------   ----------    ---------

     Basic and diluted net loss per
       share............................    $    (1.56)     $    (2.06)     $    (9.18)    $   (3.99)  $    (5.72)   $   (6.05)
                                            ==========      ==========      ==========     =========   ==========    =========

                                                 As of                           As of December 31,
                                                            ------------------------------------------------------
                                                October         2000           1999      1998       1997      1996
                                                --------    -----------     ---------  --------   --------  ------
                                                31, 2001
                                                --------
                                                                               (In thousands)
     Balance Sheet Data:
     Cash and cash equivalents............. $    21,871   $   39,272(b)  $  20,655  $  5,767   $  2,388  $  1,332
     Working capital.......................      14,824       57,958        16,215     3,878        835        54
     Total assets..........................      45,782      119,839        33,660     8,468      4,235     3,374
     Total long-term liabilities...........       1,850          218           320       498      1,175       612
     Stockholders' equity..................      28,790       87,545        19,418     4,356        889       820

     ----------

(a) In December 2001, we changed our fiscal year-end from December 31 to October 31.

(b)      Cash and cash  equivalents  rose as a result of net cash raised  during
         Initial  Public  Offering  of  $97.1  million,   offset  by  increasing
         operating expenses.

(c)      Net  loss  for  the  ten  months  ended   October  31,  2001   reflects
         restructuring and other non-recurring expenses of $19.7 million and impairment charge of $4.1 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    On December 31, 2001, Versata announced a change in its fiscal year end from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. Versata had previously released results for the three months ended March 31, June 30 and September 30 of 2001. The comparisons in this transition report will be for the ten-month period ended October 31, 2001 and the twelve-month periods ended December 31, 2000, 1999 and 1998.

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

    As of October 31, 2001, we had deferred revenue of $6.2 million, a decrease of $2.5 million from $8.7 million at December 31, 2000. The decrease is principally attributable to slow sales during the period.

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

    While revenues from international sales have increased during the years ended December 31, 2000, 1999 and 1998 and for the ten months ended October 31, 2001, our revenues to date have been derived predominantly from customers in the United States. Net revenues from international sales represented 31%, 22%, 14% and 9% of our total revenue for the ten months ended October 31, 2001, and the years ended December 31, 2000, 1999 and 1998, respectively.

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

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $184.2 million as of October 31, 2001 and $121.3 million and $53.4 million as of December 31, 2000, and December 31, 1999, respectively.

    In January 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 70 people, or 13% of the total workforce. This reduction impacted all departments, but primarily reflected a shift in the strategy of our services organization.

    In March 2001, we announced a restructuring effort to realign our expenses with a business plan geared to the changing economy. This restructuring was designed to align the workforce with customer needs and focus on core business products. The restructuring plan included the discontinuation of further development of non-core business products, facility consolidations, and a reduction in total staff, including domestic and international employees and contractors, including staff in our subsidiaries, of approximately 107 positions across all departments. We expensed $6.9 million for restructuring and other expenses in the three months ended March 31, 2001.

    In May 2001, we further reduced staff by approximately 50 positions, across all departments, and closed additional field offices. We expensed $3.5 million for restructuring and other expenses in the three months ended June 30, 2001.

    In August 2001, we again reduced staff by 20%, 43 positions in the United States and 17 positions internationally. We expensed an additional $5.3 million in restructuring and other costs.

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

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of Versata expressed as a percentage of total revenues:

                                                            Ten Months                  Year Ended
                                                               Ended    -------------------------------------------
                                                              October      December    December 31,   December 31,
                                                             31, 2001      31, 2000        1999            1998
                                                             --------      --------        ----            ----
        Revenue:
          Software license...............................        47.3%        47.4%          53.5%          48.7%
          Services.......................................        52.7         52.6           46.5           51.3
                                                            ---------    ---------     ----------     ----------
                  Total Revenue..........................       100.0        100.0          100.0          100.0
        Cost of revenue
          Software license...............................         0.7          1.9            4.0            5.9
          Services.......................................        59.8         53.9           48.6           56.9
                                                            ---------    ---------     ----------     ----------
                  Total cost of revenue..................        60.5         55.8           52.6           62.8
                                                            ---------    ---------     ----------     ----------
        Gross profit.....................................        39.5         44.2           47.4           37.2
                                                            ---------    ---------     ----------     ----------
        Operating expense:
          Sales and marketing............................        90.2         82.5          124.1          113.8
          Product development............................        29.9         17.2           37.9           82.9
          General and administrative.....................        36.0         22.4           24.8           34.9
          Stock-based compensation.......................         5.6         45.1           31.4            5.1
          Amortization of intangibles....................        29.6          2.4            -              -
          Impairment of investment.......................         -            1.8            -              -
          Restructuring and other nonrecurring expenses..        67.0          1.6            -              -
                                                            ---------    ---------     ----------     ----------
                  Total operating expense................       258.3        173.0          218.2          236.7
                                                            ---------    ---------     ----------     ----------
        Loss from operations.............................      (218.9)      (128.8)        (170.8)        (199.5)
        Other income (expense), net......................         4.9          8.9           (2.5)          (6.4)
                                                            ---------    ---------     ----------     ----------
        Net loss.........................................      (214.0)%     (119.9)%       (173.3)%       (205.9)%
                                                            =========    =========     ==========     ==========

Ten Months Ended October 31, 2001 Compared to Twelve Months Ended December 31, 2000

On December 31, 2001, we announced a change in our fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. We had previously released results for the three months ended March 31, June 30, and September 30 of 2001. The comparisons in the comments below are comparing the ten months ended October 31, 2001 to the twelve months ended December 31, 2000.

Revenue

    Total Revenue. Total revenue consists of software license revenue and services revenue. Total revenue for the ten months ended October 31, 2001 decreased by $27.2 million, or 48%, to $29.4 million from $56.6 million for the year ended December 31, 2000. This decrease was principally attributable to decreased Information Technology (IT) spending and overall economic and market conditions. As a percentage of total revenue, software license revenue was 47% for the ten months ended October 31, 2001 and 47% for the year ended December 31, 2000, respectively, while services revenue was 53% and 53%, respectively.

    Software License Revenue. Software license revenue decreased by $12.9 million, or 48%, from $26.8 million in 2000 to $13.9 million for the ten months ended October 31, 2001. This decrease was primarily attributable to decreased IT spending and overall economic and market conditions. License revenue from international sales decreased by $1.2 million or approximately 17% from $7.0 million in 2000 to $5.8 million for the ten months ended October 31, 2001.

Services Revenue

    Services Revenue. Services revenue decreased by $14.3 million, or 48.0%, from $29.8 million in 2000 to $15.5 million for the ten months ended October 31, 2001. This trend for professional services, and more specifically for our consulting unit, represents our ongoing efforts to reduce our volatility within this business by referring work to third parties and accepting only profitable assignments. The level of our new software sales also impacts our services revenue.

Cost of Revenue

    Total Cost of Revenue. Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue decreased by $13.8 million, or 44%, from $31.6 million in 2000 to $17.8 million for the ten months ended October 31, 2001. This decrease was mainly attributable to a lower volume of sales for the ten months ended October 31, 2001 as compared to the year ended December 31, 2000.

    Cost of Software License Revenue. Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue decreased by $882,000 or 81%, from $1.1 million in 2000 to $206,000 for the ten months ended October 31, 2001. These decreases were attributable to lower direct costs associated with lower volume of sales.

    Cost of Services Revenue. Cost of service revenue consists of salaries and overhead costs of professional service personnel and payments to third-party consultants incurred in providing customer support, training and consulting services. Cost of service revenue decreased by $13.0 million, or 42%, from $30.5 million in 2000 to $17.6 million in the ten months ended October 31, 2001. This decrease is as a result of the restructuring initiatives initiated by management in January 2001 in response to the revenue declines.

Gross Profit

    Gross profit. Gross profit decreased by $13.4 million, or 54%, from $25.0 million in 2000 to $11.6 million for the ten months ended October 31, 2001. As a percentage of total revenue, gross margin decreased by 4% from 44% in 2000 to 40% for the ten months ended October 31, 2001. The decrease in gross profit results primarily from fixed costs, such as customer support personnel, and the higher percentage of third-party partners employed on our jobs at higher cost than company employees.

Operating Expenses

    Operating expenses. Operating expenses decreased by $22.0 million, or 22%, from $97.9 million in 2000 to $75.9 million in the ten months ended October 31, 2001. The majority of this decrease was due to cost-cutting initiatives and reductions in force. As a percentage of revenue, operating expenses increased from 173.0% in 2000 to 258.5% for the ten months ended October 31, 2001. Excluding the restructuring and other nonrecurring expenses, operating expenses for the ten months ended October 31, 2001 were $56.2 million, a 41% decrease from $95.6 million in 2000.

    Sales and Marketing. Sales and marketing expense includes salaries, commissions, expense from our sales offices, travel and entertainment expense, marketing programs and recruitment expenses. Sales and marketing expenses decreased by $20.2 million, or 43%, from $46.7 million in 2000 to $26.5 million for the ten months ended October 31, 2001. These decreases were largely attributable to a $4.8 million reduction in salary expense and $3.3 million reduction in travel and entertainment expense due to reduction in workforce. In addition, these expenses decreased as a result of decreased spending on marketing programs of $4.1 million and $4.2 million reduction in sales commissions related to the decrease in revenue. As a percentage of revenue, sales and marketing expense increased from 82.5% in 2000 to 90.2% for the ten months ended October 31, 2001 due to the fixed nature of marketing costs that were not proportionate to lower sales volume.

    Product Development. Product development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $934,000, or 10%, from $9.7 million in 2000 to $8.8 million for the ten months ended October 31, 2001. This decrease was primarily attributable to the reduction in workforce, including use of third-party consultants, during the ten months ended October 31, 2001. As a percentage of total revenue, product development expense increased from 17.2% in 2000 to 29.9% in the ten months ended October 31, 2001, as product development expense was spread across a significantly smaller revenue base in the ten months ended October 31, 2001. To date, all software development costs have been expensed in the period incurred.

    General and Administrative. General and administrative expenses consist of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expenses decreased by $2.1 million, or 16%, from $12.7 million in 2000 to $10.6 million for the ten months ended October 31, 2001. This decrease was primarily due to a reduction in salary expense of $290,000 related to reduction in force and a decrease in bad debt expense of $624,000 as a result of lower sales volume and focused collection efforts. As a percentage of total revenue, general and administrative expenses increased from 22.4% in 2000 to 36.0% for the ten months ended October 31, 2001, as we continue to spread our relatively fixed costs across a significantly smaller revenue base during the ten months ended October 31, 2001.

    Stock-Based Compensation. Stock-based compensation expense includes the amortization of unearned employee stock-based compensation offset by reversals of previously expensed amounts for cancellations of the related options. The impact of variable accounting for the stock appreciations rights assumed on the acquisition of Verve is also included in this caption. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Stock-based compensation expense also includes expenses for stock granted to consultants in exchange for services. We incurred a non-cash charge of $1.7 million for the ten months ended October 31, 2001 as compared to $25.5 million in 2000. The decrease primarily relates to the impact of option cancellations for terminated employees. As of October 31, 2001, additional unvested outstanding options were scheduled to vest over the next 31 months, which will result in additional compensation expenses of approximately $2.6 million in the aggregate in periods subsequent to October 31, 2001. This future expense will be reduced in the event of related option cancellations for employee terminations in the future.

    Amortization of Intangibles and Impairment Charge. We incurred non-cash amortization charges of $4.6 million for the ten months ended October 31, 2001. This included straight-line amortization of intangible assets from the acquisitions of Verve, Inc., our French distributor, and several consulting groups. In addition, we had an impairment writedown under SFAS No.121 of $4.1 million. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimate as of such date. Intangible assets (purchased technology) of approximately $3.9 million, attributable to the Verve acquisition, will continue to be charged to operations ratably over the period of benefit, which is three years.

    Restructuring and Other Nonrecurring Expenses. Restructuring and other nonrecurring expenses consists of severance, expenses relating to office closures, write-down of fixed assets, and other one-time charges. We had nonrecurring expenses of $19.7 million for the ten months ended October 31, 2001, and $1.9 million for the year ended December 31, 2000.

    Interest income (expense), net. Interest income (expense), net is primarily comprised of interest income from our cash and investments, offset by interest paid on our equipment loan and capital lease obligations. We had interest income of $1.8 million for the ten months ended October 31, 2001, compared to interest income of $5.2 million for 2000. This decrease was principally due to the gradually reduced cash balance for the ten months ended October 31, 2001.

    Provision for Income Taxes. We have incurred operating losses for all periods from inception through October 31, 2001. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain.

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

    Software License Revenue. Software license revenue increased by $20.1 million, or 298.5%, from $6.7 in 1999 to $26.8 million in 2000. This increase was primarily attributable to growth in both the number of licenses sold as well as higher average sales prices realized for software licenses. Software license revenue also benefited from the expansion of our distribution channels through the addition of several consulting and system integration partners. Software license revenue in the fourth quarter in 2000 declined from the third quarter in 2000. As a result of the rapid growth of our international operations, software license revenue from international sales increased by $5.4 million or 335% from $1.6 million in 1999 to $7.0 million in 2000.

    Services Revenue. Services revenue increased by $23.9 million, or 409.0%, from $5.8 million in 1999 to $29.8 million in 2000. This increase was attributable to growth in the number of customers and support contracts and is also due to the expansion of our professional services organization as a result of our hiring additional consultants and acquiring two consulting firms in early 2000. Service revenue declined significantly in fourth quarter 2000 from third quarter 2000. Services revenue from international sales increased by $5.1 million or approximately 2,380% from $215,000 in 1999 to $5.3 million in 2000.

Cost of Revenue

    Total Cost of Revenue. Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue increased by $25.0 million, or 377.4%, from $6.6 million in 1999 to $31.6 million in 2000. This increase was attributable to a larger volume of sales in 2000 as compared to 1999.

    Cost of Software License Revenue. Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue increased by $589,000 or 118.0%, from $499,000 in 1999 to $1.1 million in 2000. These increases were attributable to a larger volume of sales in 2000 as compared to 1999.

    Cost of Services Revenue. Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of services revenue excludes stock-based compensation of $7.4 million in 2000 and $515,000 in 1999 related to option grants to employees and consultants engaged in services activities. Cost of service revenue increased by $24.4 million, or 398.5%, from $6.1 million in 1999 to $30.5 million in 2000. This increase was principally due to an increase in the number of our consulting, training and customer support personnel and due to the expansion of our consulting services organization through additions of two consulting and training services organizations during the first quarter of 2000.

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

Operating Expenses

    Operating expenses. Operating expenses increased by $70.5 million, or 256.6%, from $27.5 million in 1999 to $97.9 million in 2000. The majority of this increase was due to increased investments in our sales and marketing operations and an increase in the amortization of unearned non-cash stock-based compensation of $25.5 million. The balance of the increases was due to increased investments in product development and general and administrative infrastructure. As a percentage of revenue, operating expenses decreased from 218.2% in 1999 to 173.0% in 2000, as we continued to spread our operating expenses across a significantly larger revenue base. Excluding the non-cash charges relating to stock-based compensation of $25.5 million, impairment of investment of $1.0 million, and nonrecurring expenses of $937,000, operating expense in 2000 was $70.5 million, a 199.8% increase over $23.5 million in 1999.

    Sales and Marketing. Sales and marketing expenses consist of salaries, commissions, and sales offices, travel and entertainment expense and marketing programs. Sales and marketing expenses exclude stock-based compensation of $13.2 million in 2000 and $2.4 million in 1999 related to option grants to employees engaged in sales and marketing activities. Sales and marketing expenses increased by $31.1 million, or 199.3%, from $15.6 million in 1999 to $46.7 million in 2000. This increase was attributable to growth in the number of sales employees in North America, an increase in commissions and travel expense resulting from an increase in revenue, and expansion of our international sales operations during 2000. As a percentage of total revenue, sales and marketing expense decreased from 124.1% in 1999 to 82.5% in 2000, due to higher overall sales productivity and a significantly larger revenue base in the year 2000.

    Product Development. Product development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense excludes stock-based compensation of $3.1 million in 2000 and $815,000 in 1999 related to option grants to employees engaged in product development activities. Product development expense increased by $4.9 million, or 104%, from $4.8 million in 1999 to $9.7 million in 2000. This increase was primarily attributable to an increase in the number of personnel in Versata's product development and engineering organization. As a percentage of total revenue, product development expense decreased from 37.9% in 1999 to 17.2% in 2000, as product development expense was spread across a significantly larger revenue base in the year 2000. To date, all software development costs have been expensed in the period incurred.

    General and Administrative. General and administrative expenses consist of salaries for executive, finance and administrative personnel, information systems costs and allowance for doubtful accounts. General and administrative expenses exclude stock-based compensation of $1.8 million in 2000 and $274,000 in 1999 related to option grants to employees engaged in general and administrative activities. General and administrative expenses increased by $9.6 million, or 305.6%, from $3.1 million in 1999 to $12.7 million in 2000. This increase was primarily attributable to a growing number of employees, as well as an increase in the provision for bad debts of $300,000 as our revenue and accounts receivable grew. As a percentage of total revenue, general and administrative expense decreased from 24.8% in 1999 to 22.4% in 2000, as we continued to spread our costs across a significantly larger revenue base in the 2000 period.

    Stock-Based Compensation. Stock-based compensation expenses include the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expenses are amortized on an accelerated basis over the vesting period of the related options, generally 50 months. We incurred a non-cash charge of $25.5 million for year ended December 31, 2000 as compared to $4.0 million in 1999. The increase relates to the issuance of stock options with exercise prices below fair market value on the date of grant throughout 1999 and the first quarter of 2000.

    Amortization of Intangibles. We incurred non-cash charges of $1.3 million in 2000 for the amortization of intangibles related to the acquisitions of Pragma 6 in the fourth quarter of 1999, the acquisitions of McGilly and Webink in the first quarter of 2000 and the acquisition of Verve, Inc. in the fourth quarter of 2000. There were no such charges in the comparable periods in 1999.

    Impairment of Investment. Impairment of investment consists of an impairment charge for an investment in the preferred stock of a privately held corporation of $1.0 million.

    Restructuring  and  Other  Nonrecurring   Expenses.   Nonrecurring  expenses
primarily consist of expenses relating to office relocation costs. We had nonrecurring expenses of $900,000 in 2000. There were no such charges in 1999.

    Interest income (expense), net. Interest income (expense), net is primarily comprised of interest income from our cash and investments, offset by interest paid on our equipment loan and capital lease obligations. We had interest expense of $304,000 in 1999 compared to net interest income of $5.1 million for year ended December 31, 2000. This increase was principally due to interest income earned from higher cash balances resulting from our initial public offering in the first quarter of 2000.

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

Gross Profit

    Gross profit. Gross profit increased $4.5 million, or 306.1%, from $1.5 million in 1998 to $6.0 million in 1999. As a percentage of total revenue, gross margin increased from 37.2% to 47.4% in 1998 and 1999, respectively. This increase reflects the efficiencies gained in connection with an increase in revenue base and higher average rates charged for the services.

Operating Expenses

    Operating expenses. Operating expenses increased by $18.1 million, or 193.6%, from $9.4 million in 1998 to $27.5 million in 1999. This increase was principally due to increased investment in our sales and marketing operations and amortization of unearned stock-based compensation of $4.0 million. As a percentage of revenue, operating expenses decreased from 236.7% in 1998 to 218.2% in 1999, as we spread our operating expenses across a significantly larger revenue base in 1999.

    Sales and Marketing. Sales and marketing expenses consist of salaries, commissions, sales offices, travel and entertainment expense and marketing programs. Sales and marketing expenses exclude stock-based compensation of $74,000 in 1998 and $2.4 million in 1999 related to option grants to employees engaged in sales and marketing activities. Sales and marketing expenses increased by $11.1 million, or 247.3%, from $4.5 million in 1998 to $15.6 million in 1999. Of this increase, $6.5 million was due to increases in payroll and related costs, travel costs and costs related to the growth in the number of sales and marketing personnel, $1.3 million was due to increased marketing programs to increase market awareness of our products, and $1.2 million was due to increased commissions as a result of higher sales volumes. As a percentage of total revenue, sales and marketing expense increased from 113.8% in 1998 to 124.1% in 1999.

    Product Development. Product development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense excludes stock-based compensation of $49,000 in 1998 and $815,000 in 1999 related to option grants to employees engaged in product development activities. Product development expense increased by $1.5 million, or 45.6%, from $3.3 million in 1998 to $4.8 million in 1999. This increase was primarily attributable to increases in the number of personnel to support product development and engineering activities, from 20 at December 31, 1998 to 32 at December 31, 1999. As a percentage of total revenue, product development expense decreased from 82.9% in 1998 to 37.9% in 1999, as product development expense was spread across a significantly larger revenue base in the 1999 period.

    General and Administrative. General and administrative expenses consist of salaries for executive, administrative and finance personnel, information systems costs, professional service fees and allowance for doubtful accounts. General and administrative expenses exclude stock-based compensation of $15,000 in 1998 and $274,000 in 1999 related to option grants to employees engaged in general and administrative activities. General and administrative expenses increased by $1.7 million, or 126.6%, from $1.4 million in 1998 to $3.1 million in 1999. This increase was primarily attributable to the increases in legal and accounting fees and in our allowance for doubtful accounts, which we increased to $886,000 as of December 31, 1999. This increase occurred in response to the broadening of our customer base and related increase in our accounts receivable balance. As a percentage of total revenue, general and administrative expense decreased from 34.9% in 1998 to 24.8% in 1999, as our costs were spread across a significantly larger revenue base in 1999.

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

Interest Income (Expense), Net

    Interest income (expense), net. Interest income (expense), net decreased slightly from $(365,000) in 1998 to $(304,000) in 1999. During 1999 we paid slightly higher interest expense on debt, which was partially offset by an increase in interest income over prior year.

Liquidity and Capital Resources

    Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of October 31, 2001, we had $24.9 million in cash and cash equivalents and short-term investments and $14.8 million in working capital. Net cash used in operating activities was $46.6 million, $34.5 million, $14.5 million, and $7.4 million for the ten months ended October 31, 2001, and the years ended December 31, 2000, 1999 and 1998, respectively. Net cash flows used in operating activities in each period reflect increasing net losses, offset by non-cash expenses including stock-based compensation, depreciation and amortization.

    Net cash provided by investing activities was $22.9 million for the ten months ended October 31, 2001, and net cash used in investing activities was $49.6 million, $2.1 million and $299,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Cash provided by investing activities during the ten months ended October 31, 2001 primarily reflects maturities of short-term investments of $26.9 million offset by purchases of $3.7 million of property and equipment. Cash used in investing activities during the years ended December 31, 2000, 1999 and 1998 primarily reflect purchases of property and equipment. Our capital expenditures consisted of purchases of operating resources to manage our operations including computer hardware and software, office furniture and equipment and leasehold improvements relating to our new headquarters.

    Net cash provided by financing activities was $445,000 for the ten months ended October 31, 2001, and $102.6 million, $31.5 million and $10.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash provided by financing activities includes net proceeds from the issuance of preferred and common stock including that from our initial public offering in March 2000.

    We believe that our cash in the bank as of October 31, 2001 , will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2002 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

    We have also entered into sub-lease agreements for certain office space and equipment.

    Future minimum lease payments under all noncancelable leases at October 31, 2001 are as follows (in thousands):


                                                                                 Operating Leases
                                                                     ----------------------------------------
                                                                                   Contractual
                                                            Capital     Gross       Sub-lease        Net
                                                            Leases   Commitments     Income      Commitments
                                                            -------  ------------  -----------   ------------
        Year Ending October 31,
          2002.........................................     $  88    $   3,276        1,714          1,562
          2003.........................................        78        3,253        1,829          1,424
          2004.........................................        78        3,306        1,563          1,743
          2005.........................................        78        3,418          962          2,456
          2006.........................................        57        3,538          991          2,547
          2007 and thereafter..........................        --        6,838        1,895          4,943
                                                            -----    ---------        -----         ------
                  Total minimum lease payments.........       379    $  23,629        8,954         14,675
                                                                     =========        =====         ======
          Less interest................................       (80)
                                                            -----
          Present value of minimum lease payments......       299
          Less current portion.........................       (56)
                                                            -----
                                                            $ 243
                                                            =====


Critical Accounting Policies

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

    We derive revenue from two sources as follows: (i) sale of software licenses to end users, value added resellers (VARs), distributors, system integrators, independent software vendors, and application service providers; and (ii) services which include consulting, training, and post-contract customer support. We recognize revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition." We record revenue from licensing of software products to end-users when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. Generally, we provide payment terms that range from thirty days to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate in the agreement for PCS. Undelivered elements consist primarily of post contract customer support ("PCS") and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. We recognize revenue allocated to post-contract customer support ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, we recognize revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting.

Determining Functional Currencies for the Purpose of Consolidation

    We  have  several   foreign   subsidiaries,   which  together   account  for
approximately 31% of our net revenues for the ten months ended October 31, 2001, and 7% of our assets and 7% of our total liabilities as of October 31, 2001.

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

    The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro, the Indian Rupee, Australian and Canadian dollars. Any future translation gains or losses could be significantly higher than those noted in each of these periods. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in our statement of operations.

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

Contingencies

    With the exception of the $350,000 deductible amount of directors' and officers' liability insurance expensed in April 2001, no estimate can be made of the ultimate loss or possible loss associated with the resolution of these contingencies. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to a variety of risks including changes in interest rates affecting the return on its investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we establish policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

    Interest  rate  risks.  We  invest  our  cash  in  a  variety  of  financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

    All of the cash equivalents, short-term and long-term investments are treated as "available-for-sale." Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. Our exposure, on our portfolio of marketable investments, to changes in short term interest rates is insignificant as of October 31, 2001 because the average holding period until maturity of our cash equivalents and short-term investments was approximately 25 days.

    The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

    Table of investment securities (in thousands) at October 31, 2001:

                                                                   Weighted
                                                                    Average
                                              Fair Value       Interest Rate (%)
                                              ----------       -----------------
          Cash & cash equivalents:
            Cash                                $9,377             2.44
            Commercial Paper                    $4,992             2.44
            Auction Floater                     $6,005             2.69
            Money Market Funds                  $1,497             2.69
                                                ------
                                               $21,871

          Short-term investments:
            Corporate debt securities             $497             2.33
            Debt securities issued by the
              U.S. government                   $2,539             3.98
                                                ------
                                                $3,036

    Foreign currency risks. As of October 31, 2001, Versata had operating subsidiaries located in the United Kingdom, Germany, France, Belgium, Canada, India and Australia. Our revenue outside the United States was 31 percent for the ten months ended October 31, 2001. The only geographic sub-region with revenue greater than 10 percent of total revenue in fiscal 2001 was the United Kingdom with 28 percent. International sales were made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

    The Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

    The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. We do not currently enter into foreign currency hedge transactions. Through October 31, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

    We do not currently use derivative financial instruments. We generally place our cash and cash equivalents in high quality money-market securities. We do not expect any material loss from these investments and therefore believe that our potential interest rate exposure is not material. We do not currently enter into foreign currency hedge transactions.

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

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2002. We will adopt SFAS No. 144 effective November 1, 2001. The adoption is not anticipated to have a significant impact on the Company's consolidated financial statements.

    In November 2001, the FASB Emerging Task Force ("EITF") reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our second quarter ending

April 30, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We are in the process of evaluating the effects of these changes on our consolidated financial statements.

    In November 2001, the FASB issued EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred, which will require companies to report reimbursements of "out-of-pocket" expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. We expect to adopt the provisions of D-103 during the first quarter of fiscal 2002.

Item 8. Financial Statements and Supplementary Data

    Our consolidated financial statements are located on the pages below.

                                                                                                    Page
                                                                                                    ----
         Report of Independent Accountants.....................................................     F-2
         Consolidated Balance Sheets as of October 31, 2001, December 31, 2000 and 1999........     F-3
         Consolidated Statements of Operations and Comprehensive Loss for the ten months
           ended October 31, 2001 and the years ended December 31, 2000, 1999 and 1998.........     F-4
         Consolidated Statement of Stockholders' Equity for the ten months ended October 31,
           2001 and the years ended December 31, 2000, 1999 and 1998...........................     F-5
         Consolidated Statements of Cash Flows for the ten months ended October 31, 2001 and
           the years ended  December 31, 2000, 1999 and 1998...................................     F-6
         Notes to Consolidated Financial Statements............................................     F-7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The following table sets forth certain information regarding our executive officers and other officers and directors.

       Name                                               Age                             Position
       ----                                               ---                             --------
       Douglas L. Roberts (4)..........................   45    Chief Executive Officer, President, Director
       James A. Doehrman...............................   44    Executive Vice President, Chief Operating and Financial
                                                                Officer
       Val Huber.......................................   52    Vice President, Development and Chief Technology Officer
       Rahul Patel.....................................   37    Vice President, Research and Development
       Lisa Tomlinson..................................   44    Vice President, Human Resources
       Iain Grant......................................   38    Vice President, Worldwide Professional Services
       Rocco Quaglietti................................   49    Vice President, Sales America
       Nicholas  Birtles...............................   57    Vice President, Sales Europe
       Gary Morgenthaler(1)(2)(5)......................   53    Chairman of the Board
       Robert Davoli(3)................................   53    Director
       Donald W. Feddersen(1)(2)(5)....................   67    Director
       John W. Larson(1)(3)............................   66    Director
       Kanwal Rekhi(2)(4)..............................   56    Director
       Eugene Wong (4).................................   67    Director

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Term of office expires at 2002 Annual Meeting of Stockholders.

(4) Term of office expires at 2003 Annual Meeting of Stockholders.

(5)  Term of office expires at 2004 Annual Meeting of Stockholders.

    Douglas L. Roberts. Mr. Roberts joined Versata in December of 2000 as Executive Vice President of Worldwide Field Operations. In March 2001, Mr. Roberts was appointed as Versata's interim Chief Executive Officer and became Versata's Chief Executive Officer and President in September 2001. Prior to joining Versata, from July 2000 to October 2000, Mr. Roberts was Senior Vice President of the Global e-Business Group for Peregrine Systems in Atlanta, GA. From October 1999 to July 2000, Mr. Roberts was Senior Vice President/General Manager of Worldwide Sales for Harbinger Corporation. From September 1995 to October 1999, Mr. Roberts was Senior Vice President, Sales at BellSouth Wireless. In addition, Mr. Roberts has held strategic positions at Software AG of North America, Inc. (Vice President and General Manager, Federal & International Operations), and Applied Business Technology (Regional Director). Mr. Roberts earned a degree in Finance from Furman University in Greenville, SC, with advanced studies at George Washington University and the University of Maryland.

    James A. Doehrman. Mr. Doehrman serves as Versata's Executive Vice President, Chief Operating and Financial Officer. Mr. Doehrman joined Versata in February 2001 as Executive Vice President and Chief Financial Officer and was appointed as Chief Operating Officer in March 2001. From June 2000 through February 2001, Mr. Doehrman served as Executive Vice President, Chief
Administrative Officer and Treasurer at E.piphany, Inc. From January 2000 through May 2000, Mr. Doehrman was Senior Vice President and Chief Financial and Administrative Officer at Octane Software, a web-centric customer relationship management software company that merged with E.piphany in May 2000. From July 1997 to January 2000 Mr. Doehrman was the Vice President and Chief Financial Officer of technology publisher IDG Books Worldwide. Mr. Doehrman's previous experience includes over 18 years of progressive management, financial and operational assignments with companies like Simon & Schuster, Federated Department Stores and Arthur Andersen & Co. Mr. Doehrman holds a B.A. degree from Southern Methodist University. He is also a Certified Public Accountant.

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

    Lisa Tomlinson. Ms. Tomlinson joined Versata in March 2001 as Vice President of Worldwide Human Resources. From 1999 through 2001 Ms. Tomlinson served as Vice President of Human Resource at PacPizza, LLC a franchisee of Pizza Hut, and from 1997 through 1999, Ms. Tomlinson served as Vice President of Human Resource at Pizza Hut. From May 1992 through November 1996 Ms. Tomlinson was Director of Human Resources at Marriott Corporation, a hospitality company. Ms. Tomlinson's previous experience includes over sixteen years of Human Resources management with companies like Bendix Corporation and the CIS Corporation. Ms. Tomlinson holds a B.A. degree from Western Michigan University.

    Iain Grant. Mr. Grant joined Versata in April 2001 as Vice President of World Wide Professional Services. Prior to joining Versata, from November 1998 through April 2001, Mr. Grant served as CEO at @tlas e-Solutions Inc., a San Francisco based firm that developed XML based integration and collaboration software. From April 1997 through November 1998 Mr. Grant served as a Principal Consultant for IBM Global Services. From November 1990 through April 1997, Mr. Grant served as a senior manager with PricewaterhouseCoopers. Mr. Grant holds an honors degree in Mathematics, Statistics, and Operational Research from the University of Exeter, England.

    Rocco Quaglietti. Mr. Quaglietti joined Versata in January 2000 as Vice President of Channel Sales. In October 2001, Mr. Quaglietti was promoted to Vice President, Sales Americas. Prior to joining Versata, from October 1997 to December 1999 Mr. Quaglietti was Vice President of Sales at Cloudscape, producer of a Java-based Object Relational Database Management System. Mr. Quaglietti was Director of Channels Sales at Pilot Software from October 1995 through September 1997. Mr. Quaglietti also served as Director of Channel Sales at Ingres for 6 years. Mr. Quaglietti previous experience includes over 10 years of sales with companies like GEISCO and Pansophic Systems. Mr. Quaglietti holds a BS degree from North Adams State College and an MBA from Golden Gate University.

    Nicholas Birtles. Mr. Birtles recently joined Versata in February 2002 as Vice President of Sales, Europe. From March 2001 through March 2002 , Mr. Birtles served as Vice President, International at Support.com a Support Automation Software company. From October 1996 through July 2001 Mr. Birtles was Chief Operating Officer and then the CEO at Constellar Corp, a leading Enterprise Applications Integration company. Mr. Birtles' previous experience includes over 25 years of International Sales and Sales management with companies like Ingres, Gupta, and Comshare. Mr. Birtles attended Manchester University and studied Mathematics and Chemistry.

    Gary Morgenthaler. Mr. Morgenthaler has served as a director of Versata since 1997. Mr. Morgenthaler is a general partner of Morgenthaler Ventures. Mr. Morgenthaler is a co-founder and former Chairman of Illustra Information Technologies, Inc., a database applications Company. Prior to becoming a partner of Morgenthaler Ventures, Mr. Morgenthaler was Chairman, Chief Executive Officer and a co-founder of Ingres, a relational database management systems company. Mr. Morgenthaler is a director of Catena Networks, Nuance Communications, Westwave, and Yotta Networks. Mr. Morgenthaler holds a B.A. in International Relations from Harvard University.

    Robert Davoli. Mr. Davoli has served as a director of Versata since November 1999. Prior to becoming a director, Mr. Davoli served as a technical consultant to Versata from 1995. Since November 1995, Mr. Davoli has served as a general partner at Sigma, a venture capital firm. From February 1993 to September 1994, Mr. Davoli served as President and Chief Executive Officer of Epoch Systems, a software vendor. Previous to working with Epoch Systems, Mr. Davoli served as President and Chief Executive Officer of SQL Solutions, a services and tools provider for the relational database market. From 1990 to 1992, Mr. Davoli served as an executive officer of Sybase. Mr. Davoli is a director of Internet Security Systems, Inc., StorageNetworks, Inc., and Vignette Corporation. Mr. Davoli holds a B.A. in History from Ricker College and studied Computer Science at Northeastern University for two years.

    Donald W. Feddersen. Mr. Feddersen has served as a director of Versata since 1997. Mr. Feddersen has been a private investor since July 1997. In April 2001, Mr. Feddersen joined Bessemer Venture Partners as a private investor and a Venture Partner. From 1984 to 1996, Mr. Feddersen was a General Partner of Charles River Ventures. Before joining Charles River Ventures, Mr. Feddersen was President and Chief Executive Officer at Applicon from 1978 to 1984. Mr.
Feddersen also served as President and Chief Executive Officer at Entrex. Mr. Feddersen holds an M.B.A. from The University of Chicago and a B.S. in Engineering from Purdue University.

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

Compliance With Section 16(a) Of The Securities Exchange Act Of 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, all of these filing requirements have been satisfied with the following exceptions: as a result of the Company's change of fiscal year end from December 31 to October 31, a Form 5 for Mr. Doehrman, Mr. Huber, Mr. Patel, Mr. Roberts and Ms. Tomlinson were late in filing in connection with issuance of restricted stock in April 2001. In making this statement, we have relied solely upon review of the copies of such reports furnished to us and written representations from its officers and directors that no other reports were required.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

    The following table sets forth the compensation for the two most recent completed fiscal years and the transition period from January 1, 2001 to October 31, 2001 (the "Transition Period") of (i) each person that served as our Chief Executive Officer during the fiscal year 2001, and (ii) our four other most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 during the ten months ended 2001. These officers are referred to herein as the Named Executive Officers.

    Annual compensation listed in the following table excludes other compensation in the form of perquisites and other personal benefits that constitutes the lesser of $50,000 or 10% of the total annual salary and bonus of each of the Named Executive Officers in 2001. The options listed in the following table were granted under our 1997 Stock Option Plan or our 2000 Stock Incentive Plan.

                                   Annual compensation                                      Long term compensation
                         -------------------------------------------------------------------------------------------------------

                                                                                    Award                      Payouts
                                                                       ---------------------------------------------------------

                                                                                       Securities
Name and principal                                      Other Annual    Restricted     underlying     LTIP      All other
position                 Year       Salary     Bonus    compensation    stock award(s) options/SARs   payouts   compensation
--------------------------------------------------------------------------------------------------------------------------------
Douglas L. Roberts       2001 (1)   $217,800   $20,000   $206,821(2)     $209,250(3)         - (4)
Chief Executive Officer  2000          -          -           -               -              -            -           -
                         1999          -          -           -               -              -            -           -

John A. Hewitt           2001 (1)   $92,380      -0-          -               -         200,000(5)        -           -
Former President         2000       $213,750   $164,500       -               -              -            -           -
and Chief Executive      1999       $180,000   $110,000       -               -              -            -           --
Officer

James A. Doehrman        2001 (1)   $145,500   $30,000   $206,821(2)     $209,250(3)         - (4)        -           -
Chief Operating Officer, 2000          -          -           -               -              -            -           -
Chief Financial Officer  1999          -          -           -               -              -            -           -
and Secretary

Val Huber                2001 (1)   $140,800   $20,000    $55,800(2)     $ 55,800(3)         - (4)        -           -
Vice President,          2000       $155,000   $99,500        -               -              -         25,000         -
Development and Chief    1999       $145,000   $64,000        -               -              -            -           -
Technology Officer

Manish Chandra (6)       2001 (1)   $151,500   $20,000    $47,839(2)     $ 55,800(3)         - (4)        -           -
Former Vice President,   2000       $140,000   $60,000        -               -              -            -           -
Marketing                1999       122,500    $23,500        -               -              -            -           -

Rahul Patel              2001 (1)   $140,800   $20,000    $47,839(2)     $ 55,800(3)         - (4)        -           -
Vice President,          2000       $140,000   $62,800        -               -              -            -           -
Research and             1999       $120,000   $28,000        -               -              -            -           -
Development

    (1)  Represents  the  Transition  Period from January 1, 2001 to October 31,
         2001.

    (2) Represents amounts paid in connection with the grant of restricted stock as described below in this item under the section entitled "Grant of Restricted Stock to the Named Executive Officers" and as a retention measure for our Named Executives, in April 2001, we paid the Named Executives a bonus to cover the estimated personal income tax impact of making an IRS Code Section 83b election following the grant of the restricted shares. At that time we determined that this plan was a preferable form of executive retention than if the Company had issued a comparable number of options, in lieu of restricted stock, to the Named Executives and then advanced them funds to "early exercise" the options, which has been a practice for executive retention in the industry, but which, in hindsight, in our opinion it is generally an ineffective form of executive retention.

    (3) Represents the grant of restricted common stock as described below in this item under the Section entitled "Grant of Restricted Stock to the Named Executive Officers." In order to calculate the aggregate value of the shares in the table, we used the closing price of our common stock as traded on the Nasdaq National Market on April 16, 2001, the grant date. Each officer received 2 grants of restricted shares of common stock, which are subject to our repurchase right. The first grants vest over a period of 50 months, with 12.5% of the shares vesting six months from the date of issuance (April 16, 2001), and the balance vesting in equal monthly installments thereafter. The second grants vest as follows: 25% of the shares vest six months from the date of issuance, another 25% vest one year from the date of issuance and the balance vest monthly over the next 12 months. Mr. Roberts received 750,000 shares of common stock, which had an aggregate value of $307,500 as of October 31, 2001. Mr. Doehrman received 750,000 shares of common stock, which had an aggregate value of $307,500 as of

         October 31, 2001. Mr. Huber received 200,000 shares of common stock, which had an aggregate value of $82,000 as of October 31, 2001. Mr. Chandra received 200,000 shares of common stock, which had an aggregate value of $82,000 as of October 31, 2001. Mr. Patel received 200,000 shares of common stock, which had an aggregate value of $82,000 as of October 31, 2001.

    (4) All the options granted in the Transition Period were cancelled as more fully set forth below in this item under the Section entitled "Option Grants in Ten Months Ended October 31, 2001."

    (5) Mr. Hewitt's options were cancelled upon his termination on April 6, 2001.

    (6)  Mr. Chandra resigned subsequent to October 31, 2001.

Potential Realizable

Option Grants in Ten Months Ended October 31, 2001

    The following table sets forth information regarding option grants to each of the Named Executive Officers during the ten months ended October 31, 2001. No stock appreciation rights were granted to the Named Executive Officers during the Transition Period. The options described in the table below were granted to the Named Executive Officers on February 9, 2001. The options granted to Messrs. Roberts, Doehrman, Huber, Chandra and Patel were cancelled on April 16, 2001 in connection with the grant of restricted stock. The options granted to Mr. Hewitt were cancelled upon his termination on April 6, 2001.

                                Stock Option Grants in Ten Months Ended October 31, 2001
                                                                                                   Potential Realizable
                                             Individual Grants                                             Value
                                         --------------------------                                  at Assumed Annual
                                                       Percent of                                        Rates (1)
                                          Number or       Total                                       Of Stock Price
                                          Securities     Options                                  Appreciation for Option
                                          Underlying   Granted to                                          Term
                                           Options      Employees   Exercise Price  Expiration   --------------------------
            Name                          Granted(#)     in 2001        ($/Sh)         Date         5%($)        10%($)
            ----                          ----------     -------        ------         ----         -----        ------
            Douglas Roberts                   2,650         < 1           5.50        2/9/2011       N/A           N/A
            John A. Hewitt, Jr.             200,000        3.1            5.50        2/9/2011       N/A           N/A
            James Doehrman                  450,000        6.9            5.50        2/9/2011       N/A           N/A
            Val Huber                        80,375        1.2            5.50        2/9/2011       N/A           N/A
            Manish Chandra                  125,000        1.9            5.50        2/9/2011       N/A           N/A
            Rahul Patel                      81,343        1.2            5.50        2/9/2011       N/A           N/A

         (1) Not Applicable because all the options granted in the Transition Period were cancelled as set forth above.

    In 2001, we granted options to purchase up to a total of 6,490,374 shares to employees under our 2000 Stock Incentive Plan at exercise prices equal to the fair market value of our common stock on the date of grant, as determined by the closing price of our common stock as traded on the Nasdaq National Market.


Grant of Restricted Stock to the Named Executive Officers

         On April 16, 2001, the Compensation Committee of our Board of Directors approved an Equity Incentive Program ("EIP") to retain the services of the Executive Officers essential to the Company's future financial success. Under the terms of the EIP, certain officers of the Company were given the opportunity to exchange certain "underwater" outstanding unexercised options for a restricted share grant. As a condition to participation in the EIP, all stock options granted after October 16, 2000 were replaced by a restricted share grant. The purchase price of the restricted stock was $0.001 per share.

The following table sets forth the grants of restricted shares of common stock made under the EIP:

                                                                  Restricted
                                                                 shares subject
                                               Number of        to repurchase as
                                               Securities        of October 31,
                      Name                      Granted         2001 Granted
                      ----                    -----------      ----------------
         Douglas Roberts...............        252,600 (1)           221,025
         Douglas Roberts...............        497,400 (2)           373,050
         James Doehrman................        450,000 (1)           393,750
         James Doehrman................        300,000 (2)           225,000
         Val Huber.....................        100,000 (1)            75,000
         Val Huber.....................        100,000 (2)            87,500
         Manish Chandra................        100,000 (1)            75,000
         Manish Chandra................        100,000 (2)            87,500
         Rahul Patel...................        100,000 (1)            75,000
         Rahul Patel...................        100,000 (2)            87,500

         (1) These grants vest over a period of 50 months, with 12.5% of the shares vesting six months from the date of issuance (April 16, 2001), and the balance vesting in equal monthly installments thereafter.

         (2) These grants vest as follows: 25% of the shares vest six months from the date of issuance, another 25% vest one year from the date of issuance and the balance vest monthly over the next 12 months.

Option Exercises in Transition Period and Option Values at End of Transition Period

    The following table sets forth information concerning the number and value of shares of common stock underlying the unexercised options held by the Named Executive Officers as of October 31, 2001. The table also sets forth the value realized upon the exercise of stock options during the Transition Period which is calculated based on the fair market value of our common stock on the date of exercise, as determined by the closing price of our common stock as traded on the Nasdaq National Market, less the exercise price paid for the shares. The value of unexercised in-the-money options represents the positive spread between the exercise price of the stock options and the fair market value of our common stock as of October 31, 2001, which was $0.41 per share. No stock appreciation rights were exercised during the Transition Period and no stock appreciation rights were outstanding as of October 31, 2001.

              Aggregated Option Exercises in Transition Period and
                    Option Values at End of Transition Period

                                         Shares                      Number of Securities              Value of Unexercised
                                        Acquired                    Underlying Unexercised            In-the-Money Options at
                                           on                       Options at Year-End(#)                Year-End($)(2)
                                        Exercise      Value     -------------------------------   ------------------------------
     Name                                  (#)   Realized($)(1)   Exercisable    Unexercisable      Exercisable    Unexercisable
     ----                              --------- -------------- --------------  ---------------   --------------  --------------
     Manish Chandra................          --            --           30,000           --              6,300           --
     James Doehrman................          --            --           --               --              --              --
     John A. Hewitt, Jr............          --            --           --               --              --              --
     Val Huber.....................          --            --           37,500           --              7,875           --
     Rahul Patel...................          --            --           35,000           --              7,350           --
     Douglas Roberts...............          --            --           --               --              --              --

----------

(1) Calculated by multiplying the number of shares acquired on exercise by the difference between the fair market value of the shares on the date of exercise and the exercise price.

(2) Calculated by determining the difference between the fair market value of our common stock as of October 31, 2001 and the exercise price of the option.

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

Severance Agreements

    In April 2001, we entered into severance agreements with our executive officers (the "Executive Severance Agreement"). The Executive Severance Agreement provides for certain benefits including the payment of equivalent of 6 months base salary, if the executive's employment with Versata is involuntarily terminated without cause or if the executive resigns from Versata due to an involuntary change in the executive's responsibilities. Additionally, if an executive's employment with the Company is involuntarily terminated without cause or terminated after a change in control of the Company, the executive will receive one hundred percent (100%) accelerated vesting of restricted stock and stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2001 by the following individuals or groups:

    o each person or entirety who is known by us to own beneficially more than 5% of our outstanding stock;

    o    each  of  the  named  executive   officers  appearing  in  the  Summary
         Compensation table above (the "Named Executive Officers");

    o    each of our directors; and

    o    all directors and Named Executive Officers as a group.

    Each stockholder's percentage ownership in the following table is based on 43,752,484 shares of common stock outstanding as of December 31, 2001. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Versata, Inc., 300 Lakeside Drive, Suite 1500, Oakland, California 94612. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

                                                                          Shares Acquirable
                                                                          -----------------
                                                                           within 60 Days          Percentage of Shares
                                                                           --------------          --------------------
Name of Beneficial Owner                             Shares Owned       of December 31, 2001        Beneficially Owned
------------------------                             ------------       --------------------        ------------------

Morgenthaler Venture Partners IV, L.P. (1)              5,720,749                     --                      13.1%
Sigma Management V, LLC (2)                             5,430,105                     --                      12.4%
Douglas Roberts (3)                                       750,000                     --                       1.7%
James Doehrman (4)                                        750,000                     --                       1.7%
Val Huber (5)                                             605,050                 37,500                       1.5%
Rahul Patel (6)                                           370,500                 35,000                       *
Manish Chandra (7)                                        345,000                 30,000                       *
John A. Hewitt, Jr. (8)                                   228,535                     --                       *
Donald Feddersen                                           56,084                 42,997                       *
John W. Larson (9)                                         91,201                  6,997                       *
Kanwal Rekhi (10)                                         534,362                 42,997                       1.3%
Eugene Wong (11)                                          220,891                 35,597                       *

Robert Davoli (12) (2)                                  5,430,105                 27,997                      12.5%
Gary Morgenthaler (1)                                   5,720,749                 42,997                      13.2%
All directors and executive  officers as a group       15,102,477                302,082                      35.0%
(12 people)

* Less than 1%
-------------------------------------------------

1. Principal address is 2730 Sand Hill Road, Suite 280, Menlo Park, CA 94025. Includes 3,000 shares held by Morgenthaler Management Partners. Mr. Morgenthaler disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest in these shares. Includes 2,000 shares held by Mr. Morgenthaler. The general partner of Morgenthaler Venture Partnership IV, L.P. is Morgenthaler Management Partners IV, L.P. The general partners of Morgenthaler Management Partners IV, L.P. are Gary Morgenthaler, a director of Versata, J. Morgenthaler, Robert Pavey, Robert Bellas, Jr., and John Lutsi, who have dispositive and voting powers with respect to the shares held by Morgenthaler Venture Partnership IV, L.P.

2. Principal address is 1600 El Camino Real, Suite 280, Menlo Park, CA 94025.

3. Includes 583,971 shares of common stock subject to the Company's right of repurchase.

4. Includes 600,750 shares of common stock subject to the Company's right of repurchase.

5. Includes 100,000 shares in the Huber Family Trust. Mr. Huber disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares. Also includes 183,700 shares of common stock subject to the company's right of repurchase.

6. Includes 177,860 shares of common stock subject to the Company's right of repurchase.

7. Includes 171,700 shares of common stock subject to the Company's right of repurchase.

8. Principal address is 333 Bush Street, Unit 3905, San Francisco, CA 94104. Includes 71,633 shares held by H&W Development Corp. and 31,902 shares held by H&R Development Corp. Includes 75,000 shares held by the spouse of the reporting person and 50,000 shares held in a retirement account for the benefit of the reporting person. Mr. Hewitt disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.

9. Does not include 38,198 shares held by Brobeck, Phleger & Harrison LLP. Mr. Larson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.

10. Includes 534,362 shares held by the Rekhi Family Trust, 62,111 shares held by the Benjamin Rekhi Trust and 62,111 shares of the Raj-Ann Kaur Rekhi Trust of which Mr. Rekhi is a trustee. Mr. Rekhi disclaims beneficial ownership except to the extent of his pecuniary interest in these shares.

11. Shares held in the Wong Family Trust of which Mr. Wong is a Trustee.

12. Includes 5,188,844 shares held by entities affiliated with Sigma Partners. Mr. Davoli disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.

Item 13. Certain Relationships and Related Transactions.

    The following is a description of transactions since January 1, 2001 to which we have been a party and in which the amount involved exceeded $60,000 and any director, executive officer, or security holder that we know owns more than five percent of our capital stock had or will have a direct or indirect material interest.

    During 2000, we held a $1,000,000 investment in the preferred stock of TruMarkets, Inc., a privately held corporation. Our Chairman of the Board of Directors held a membership interest in the general partner of a partnership that owned a controlling interest in the outstanding capital stock of
TruMarkets, Inc. In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000, the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee's attempts to obtain additional financing failed and the investee began efforts to sell the company. The $500,000 loan was recorded in restructuring and other expenses in the first quarter of

2001. In June 2001, TruMarkets, Inc. was acquired by MortgageSight Holding LLC ("MortgageSight") and our investment and loan were converted to 22,122 shares of preferred stock, or less than 1% of MortgageSight. It is our understanding that MortgageSight has ceased its operations; therefore, the value of these shares is uncertain, so no amount has been recorded on the balance sheet.

    In November 1999, our former Chief Financial Officer, Kevin Ferrell, delivered a full-recourse promissory note to us in payment for 100,000 shares of Series F preferred stock. The principal amount secured under the note was $556,000. The note bore interest at the rate of 7.00% per annum, compounded annually, and was secured by the purchased shares. The principal balance would become due and payable in one lump sum on the third anniversary of the signing of the note (November 2002). In 2000, Mr. Ferrell paid down approximately $103,000 in principle and $35,000 in interest towards this note.

    In December 1999, Mr. Ferrell delivered a full-recourse promissory note to us in payment of the exercise price of 400,000 outstanding stock options under our 1997 stock option plan. The principal amount secured under the note was $1,200,000. In 2000, Mr. Ferrell paid down $84,000 approximately in interest towards this note. Mr. Ferrell resigned in February 2001. In February 2001, we exercised our right to repurchase 240,000 unvested shares of Mr. Ferrell's 400,000 option shares. We paid par value to repurchase the shares, which reduced the principal amount of the note by $720,000. The offset to the reduction in the note was recorded as a reduction in paid in capital.

    In October 2001, we wrote down $632,000 in principal in connection with both of Mr. Ferrell's notes. At October 31, 2001, $301,000 remains in notes receivable as a component of stockholders' equity, all of which relates to Mr. Ferrell's two notes.

    In January 2000, Mr. Hewitt delivered a full recourse promissory note to us in payment of the exercise price of stock options issued pursuant to our 1997 Stock Option Plan. The principal amount secured under the note was $1,015,000. The note had a term of three years and bore interest at the rate of 7.00% per annum, compounded annually. The note was secured by the purchased shares and additional collateral. The entire unpaid balance of the note was due and payable upon termination of employment, failure to pay any installment of principal or interest when due, or insolvency or bankruptcy, or in the event we are acquired. None of the shares serving as security for the note could have been sold unless the principal portion of the note attributable to those shares and the accrued interest on that principal portion was paid to us. In December 2000, Mr. Hewitt delivered to us another full recourse promissory note in the amount of $375,000. The note was secured by shares of our common stock held by us for the previous loan. The note was due and payable on January 31, 2002, and bore interest at the prime rate as reported in The Wall Street Journal from time to time and compounded annually. Accrued interest was due on each anniversary of the signing of the note. Mr. Hewitt resigned in March 2001. In June 2001, in connection with Mr. Hewitt's termination of employment, we cancelled both promissory notes and related accrued interest totaling $1,517,000 in exchange for a pledge of 770,009 shares of our Company's common stock owned by the officer. On that date, the fair market value of the 770,009 shares was $919,000 and was recorded as treasury stock and $598,000 was included in restructuring and other non-recurring expenses.


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

    (b) Reports on Form 8-K.

        Versata filed the following reports on Form 8-K:

    The Company filed a Form 8-K on January 4, 2002, announcing Versata's change of fiscal year end from December 31 to October 31.

    (c) Exhibits

    Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index.

    Exhibit Index

                                  EXHIBIT INDEX
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

----------

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

(1) Incorporated  by reference  from the  Company's  Form 8-A dated  December 1,
    2000.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-92451).

(3) Incorporated  by  reference  from the  Company's  Form 10-Q dated August 14,
    2000.

(4) Incorporated by reference from the Company's Form 10-Q dated September 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                             VERSATA

                             By: /s/  DOUGLAS ROBERTS
                                ----------------------
                                 Chief Executive Officer, President and Director


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas Robert and James Doehrman, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the
Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                          TITLE                                      DATE
----                                          -----                                      ----

/S/ DOUGLAS ROBERTS                           Chief Executive Officer, President and     March 29, 2001
-----------------------------------------     Director (Principal Executive Officer)
Douglas Roberts

/S/ JAMES DOEHRMAN                            Executive Vice President, Chief            March 29, 2001
-----------------------------------------     Operating and Financial Officer
James Doehrman                                (Principal Accounting Officer)

/S/ GARY MORGENTHALER                         Chairman of the Board                      March 29, 2001
-----------------------------------------
Gary Morgenthaler

/S/ ROBERT DAVOLI                             Director                                   March 29, 2001
-----------------------------------------
Robert Davoli

/S/ DONALD W. FEDDERSEN                       Director                                   March 29, 2001
-----------------------------------------
Donald W. Feddersen

/S/ JOHN W. LARSON                            Director                                   March 29, 2001
-----------------------------------------
John W. Larson

/S/ KANWAL REKHI                              Director                                   March 29, 2001
-----------------------------------------
Kanwal Rekhi

/S/ EUGENE WONG                               Director                                   March 29, 2001
-----------------------------------------
Eugene Wong

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants........................................   F-2
Consolidated Balance Sheets..............................................   F-3
Consolidated Statements of Operations and Comprehensive Loss.............   F-4
Consolidated Statement of Stockholders' Equity...........................   F-5
Consolidated Statements of Cash Flows....................................   F-6
Notes to Consolidated Financial Statements...............................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Versata, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1 on page 42 present fairly, in all material respects, the financial position of Versata, Inc. and its subsidiaries at October 31, 2001, December 31, 2000 and 1999, and the results of their operations and their cash flows for the ten months ended October 31, 2001 and each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the index appearing under Item 14(a) 2 on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP
PricewaterhouseCoopers, LLP

San Jose, California
February 27, 2002

                                  VERSATA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                     ASSETS

                                                                          October 31,     December 31,       December 31,
                                                                             2001             2000                1999
                                                                        ---------------  -------------     -----------
    Current assets:
      Cash and cash equivalents.....................................     $    21,871      $    39,272       $    20,655
      Short-term investments........................................           3,036           29,926                --
      Accounts receivable, net......................................           3,975           14,177             5,587
      Unbilled receivables..........................................             236            3,584             1,584
      Prepaid expenses and other....................................             848            3,075             2,311
                                                                         -----------      -----------       -----------
              Total current assets..................................          29,966           90,034            30,137
    Restricted cash.................................................           5,445            5,189                --
    Property and equipment, net.....................................           6,257           11,901             1,902
    Note receivable from related parties............................              --              156               134
    Intangibles, net................................................           3,898           12,205             1,389
    Other assets....................................................             216              354                98
                                                                         -----------      -----------       -----------
              Total assets..........................................     $    45,782      $   119,839       $    33,660
                                                                         ===========      ===========       ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable..............................................       $     1,062      $     9,040       $     2,025
    Accrued liabilities...........................................             6,177           13,146             7,298
    Accrued restructuring                                                      1,420               --                --
    Accrued stock-based compensation..............................                --            1,095                --
    Current portion of equipment line and capital lease...........               237              134               166
    Deferred revenue..............................................             6,246            8,661             4,433
                                                                         -----------      -----------       -----------
              Total current liabilities.............................          15,142           32,076            13,922
     Accrued restructuring, less current portion                               1,513               --                --
    Equipment line and capital lease, less current portion and other             337              218               320
                                                                         -----------      -----------       -----------
              Total liabilities.....................................          16,992           32,294            14,242
                                                                         -----------      -----------       -----------
    Commitments and contingencies (Note 14)
    Stockholders' equity:
    Convertible preferred stock, $0.001 par value; 30,580,000
        shares authorized; nil, nil and 26,572,909  shares issued
        and outstanding as of October 31, 2001, December 31, 2000
        and 1999, respectively......................................              --               --                26
    Common stock, $0.001 par value; 150,000,000 shares
        authorized, 42,280,565, and 41,142,180 and 7,204,111
        shares issued and outstanding as of October 31, 2001 and
        December 31, 2000 and 1999, respectively....................              42               41                 7
    Additional paid-in capital......................................         217,379          226,352            89,905
    Treasury stock                                                            (1,383)              --                --
    Notes receivable from stockholders..............................            (301)          (3,868)           (2,413)
    Unearned stock-based compensation...............................          (2,585)         (13,870)          (14,732)
    Accumulated other comprehensive income (loss)...................            (210)             166                --
    Accumulated deficit.............................................        (184,152)        (121,276)          (53,375)
                                                                         -----------      -----------       -----------
              Total stockholders' equity............................          28,790           87,545            19,418
                                                                         -----------      -----------       -----------
              Total liabilities and stockholders' equity............     $    45,782      $   119,839       $    33,660
                                                                         ===========      ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  VERSATA, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                                           Ten Months                   Year Ended
                                                                             Ended       ------------------------------------------
                                                                          October 31,      December    December 31,     December
                                                                              2001         31, 2000        1999         31, 1998
                                                                         --------------- ------------- -------------- -------------
  Revenue:
    Software license..................................................   $   13,886      $   26,814    $    6,729     $    1,924
    Services..........................................................       15,494          29,794         5,853          2,026
                                                                         ----------      ----------    ----------     ----------
            Total revenue.............................................       29,380          56,608        12,582          3,950
  Cost of revenue:
    Software license..................................................          206           1,088           499            234
    Services (excluding stock-based compensation of  $1,866 for the ten months ended October 31, 2001; $7,437,  $515 and $64 for for the years ended December 31, 2000, 1999 and 1998,
      respectively)...................................................       17,558          30,514         6,121          2,248
                                                                         ----------      ----------    ----------     ----------
            Total cost of revenue.....................................       17,764          31,602         6,620          2,482
                                                                         ----------      ----------    ----------     ----------
  Gross profit........................................................       11,616          25,006         5,962          1,468
                                                                         ----------      ----------    ----------     ----------
  Operating expense:
    Sales and marketing  (excluding  stock-based  compensation of
       $4,317 for the ten months ended October 31, 2001; $13,245,
       $2,351 and $74 for the years ended December 31, 2000, 1999            26,500          46,717        15,609          4,495
       and 1998, respectively)........................................
    Product development (excluding  stock-based  compensation of
       $87 for the ten months ended October 31, 2001; $3,064, $815
       and $49, for the years ended December 31, 2000, 1999                   8,793           9,727         4,769          3,275
       and 1998, respectively)........................................
    General and administrative (excluding stock-based
       compensation of $493 for the ten months ended
       October 31, 2001; 1,766, $274 and $15 for the years ended             10,589          12,675         3,125          1,379
       December 31, 2000, 1999 and 1998 respectively).................
    Stock-based compensation..........................................        1,659          25,512         3,955            202
    Amortization of intangibles and impairment charge.................        8,696           1,341            --             --
    Impairment of investment..........................................           --           1,000            --             --
    Restructuring and other non-recurring expenses (exclusive of the..       19,696             937            --             --
       benefit of $5,104 for the ten months ended October 31, 2001, relating to the reversal of previously recorded stock-based compensation related to employees terminated in the
       restructuring)
            Total operating expense...................................       75,933          97,909        27,458          9,351
                                                                         ----------      ----------    ----------     ----------
  Loss from operations................................................      (64,317)        (72,903)      (21,496)        (7,883)
  Interest income.....................................................        1,836           5,150           377            106
  Interest expense....................................................          (64)            (86)         (655)          (365)
  Other non-operating, net............................................         (331)            (62)          (26)             8
                                                                         ----------      ----------    ----------     ----------
  Net loss............................................................      (62,876)        (67,901)      (21,800)        (8,134)
  Deemed preferred stock dividend.....................................           --              --       (10,800)            --
                                                                         ----------      ----------    ----------     ----------
  Net loss attributable to common stockholders........................   $  (62,876)     $  (67,901)   $  (32,600)    $   (8,134)
                                                                         ==========      ==========    ==========     ==========
  Other comprehensive income (loss):
    Change in unrealized gain (loss) on marketable
       securities.....................................................           (2)             35            --             --
    Change in foreign currency translation adjustments................          378             131            --             --
                                                                         ----------      ----------    ----------     ----------
  Comprehensive loss..................................................   $  (62,500)     $  (67,735)   $  (21,800)    $   (8,134)
                                                                         ==========      ==========    ==========     ==========
  Basic and diluted net loss per share................................   $    (1.56)     $    (2.06)   $    (9.18)    $    (3.99)
                                                                         ==========      ==========    ==========     ==========
  Weighted-average common shares outstanding..........................       40,216          32,891         3,552          2,038
                                                                         ==========      ==========    ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  VERSATA, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                    Additional
                                                                                                    ----------
                                                   Convertible Preferred Stock      Common Stock      Paid-in      Treasury Stock
                                                   --------------------------- -------------------    -------      --------------
                                                        Shares       Amount      Shares     Amount    Capital     Shares     Amount
                                                     ------------  ----------- ----------  --------  --------  ------------ -------
Balances at December 31, 1997 .....................  12,087,508    $    12     1,729,586   $    1   $  24,317        --    $  --
Series D convertible  preferred stock issued
for cash, net of issuance costs of $38 ............   5,160,116          5          --       --         8,265        --       --
Series D convertible preferred stock issued upon
conversion and cancellation of bridge loans and
accrued interest ..................................   1,823,013          2          --       --         2,933        --       --
Warrants issued in connection with Series D
convertible preferred stock financing .............        --         --            --       --           137        --       --
Common stock issued for cash upon exercise of
stock options and warrants ........................        --         --         514,113     --           101        --       --
Unearned stock-based compensation .................        --         --            --       --         1,306        --       --
Amortization of unearned stock-based compensation .        --         --            --       --          --          --       --
Net loss ..........................................        --         --            --       --          --          --       --
                                                    -----------    -------    ----------   ------   ---------   ---------  -------
Balances at December 31, 1998 .....................  19,070,637    $    19     2,243,699   $    1   $  37,059        --    $  --
Convertible preferred stock issued upon exercise
of warrants .......................................     104,534       --            --       --           198        --       --
Series E convertible preferred stock issued for
cash, net of issuance costs of $70 ................   3,607,967          3          --       --        12,554        --       --
Series E convertible preferred stock issued upon
conversion and cancellation of bridge loans and
accrued interest ..................................     873,626          1          --       --         3,057        --       --
Warrants issued in connection with Series E
convertible preferred stock financing .............        --         --            --       --           521        --       --
Common stock issued upon exercise of stock options         --         --       1,177,953        2         550        --       --
Common stock repurchased ..........................        --         --          (9,930)    --          --          --       --
Restricted common stock issued in exchange for
notes receivable upon exercise of options .........        --         --       3,715,535        4       1,863        --       --
Payments on notes receivable from stockholders ....        --         --            --       --          --          --       --
Common stock issued upon exercise of warrants .....        --         --          76,854     --            87        --       --
Series F convertible  preferred stock issued for
cash, net of issuance costs of $25 ................   2,777,698          3          --       --        15,416        --       --
Issuance of Series F convertible preferred stock
in exchange for notes receivable ..................     100,000       --            --       --           556        --       --
Series F convertible preferred stock issued in
connection with acquisition .......................      38,447       --            --       --           461        --       --
Allocation of discount on preferred stock .........        --         --            --       --        10,800        --       --
Deemed preferred stock dividend ...................        --         --            --       --       (10,800)       --       --
Stock-based compensation expense ..................        --         --            --       --           815        --       --
Unearned stock-based compensation .................        --         --            --       --        16,768        --       --
Amortization of unearned stock-based compensation .        --         --            --       --          --          --       --
Net loss ..........................................        --         --            --       --          --          --       --
                                                    -----------    -------    ----------   ------   ---------   ---------  -------
Balance at December 31, 1999 ......................  26,572,909    $    26     7,204,111   $    7   $  89,905        --    $  --
                                                    ===========    =======    ==========   ======   =========   =========  =======
Common stock issued in initial public offering,
net of issuance costs of $2.2 million .............        --         --       4,427,500        4      96,651        --       --
Conversion of preferred stock on date of
public offering ................................... (26,950,287)       (26)   26,950,287       26        --          --       --
Common stock issued for notes receivable
from stockholders .................................        --         --         589,000        1       1,812        --       --
Common stock issued upon exercise of stock
options and warrants ..............................        --         --       1,624,001        2       2,499        --       --
Repurchase of stock from stockholder ..............        --         --        (188,080)    --           (37)       --       --
Issuance of common stock under employee
stock purchase plan ...............................        --         --          86,894     --         1,773        --       --
Issuance of common stock in connection
with Verve acquisition ............................        --         --         448,467        1       4,502        --       --
Assumption of stock options in connection
with Verve acquisition ............................        --         --            --       --         2,098        --       --
Loans provided to stockholders ....................        --         --            --       --          --          --       --
Payments on notes receivable from stockholders ....        --         --            --       --          --          --       --
Series F convertible preferred stock issues in
connection with acquisition .......................      72,000       --            --       --         1,087        --       --
Series F convertible preferred stock issues
for cash ..........................................     269,784       --            --       --         1,500        --       --
Convertible preferred stock issued upon
exercise of warrants ..............................      35,594       --            --       --            90        --       --
Accumulated other comprehensive income ............        --         --            --       --          --          --       --
Unearned stock-based compensation .................        --         --            --       --        27,829        --       --
Amortization of unearned stock-based compensation .        --         --            --       --        (3,357)       --       --
Net loss ..........................................        --         --            --       --          --          --       --
                                                    -----------    -------    ----------   ------   ---------   ---------  -------
Balance at December 31, 2000 ......................        --      $  --      41,142,180   $   41   $ 226,352        --    $  --
                                                    ===========    =======    ==========   ======   =========   =========  =======
Common stock issued upon exercise of stock
options and warrants ..............................        --         --         300,710     --           118        --       --
Issuance of common stock under employee
stock purchase plan ...............................        --         --         352,134     --         1,480        --       --
Cancellation of notes receivable and
repurchase of common stock at par value ...........        --         --        (354,000)      (1)     (1,517)       --       --
Repurchase of common stock ........................        --         --        (146,150)    --           (29)       --       --
Issuance of restricted stock to officers ..........        --         --       2,305,000        2          (2)       --       --
Repurchase of common stock of former officer
in connection with guarantee of loan and
cancellation of promissory note ...................        --         --            --       --          --    (1,319,309)  (1,383)
Write-off of note receivable in connection
with settlement agreement .........................        --         --            --       --          --          --       --
Accumulated other comprehensive income ............        --         --            --       --          --          --       --
Unearned stock-based compensation .................        --         --            --       --        (9,023)       --       --
Amortization of unearned stock-based compensation .        --         --            --       --          --          --       --
Net loss ..........................................        --         --            --       --          --          --       --
                                                    -----------    -------    ----------   ------   ---------   ---------  -------
Balance at October 31, 2001 .......................        --      $  --      43,599,874   $   42   $ 217,379  (1,319,309) $(1,383)
                                                    ===========    =======    ==========   ======   =========   =========  =======

                                                                                  Accumulated
                                                                                  -----------
                                                       Notes         Deferred       Other                         Total
                                                       -----         --------       -----                         -----
                                                   Receivable from  Stock-Based  Comprehensive    Accumulated  Stockholders'
                                                   ---------------  -----------  -------------    -----------  -------------
                                                    Stockholders   Compensation     Income          Deficit       Equity
                                                   --------------- ------------  -------------    -----------  -------------
Balances at December 31, 1997 .....................  $      --      $      --      $      --      $   (23,441)   $       889
Series D convertible  preferred stock issued
for cash, net of issuance costs of $38 ............         --             --             --             --            8,270
Series D convertible preferred stock issued upon
conversion and cancellation of bridge loans and
accrued interest ..................................         --             --             --             --            2,935
Warrants issued in connection with Series D
convertible preferred stock financing .............         --             --             --             --              137
Common stock issued for cash upon exercise of
stock options and warrants ........................          (44)          --             --             --               57
Unearned stock-based compensation .................         --           (1,306)          --             --             --
Amortization of unearned stock-based compensation .         --              202           --             --              202
Net loss ..........................................         --             --             --           (8,134)        (8,134)
                                                     -----------    -----------    -----------    -----------    -----------
Balances at December 31, 1998 .....................  $       (44)   $    (1,104)   $      --      $   (31,575)   $     4,356
Convertible preferred stock issued upon exercise
of warrants .......................................         --             --             --             --              198
Series E convertible preferred stock issued for
cash, net of issuance costs of $70 ................         --             --             --             --           12,557
Series E convertible preferred stock issued upon
conversion and cancellation of bridge loans and
accrued interest ..................................         --             --             --             --            3,058
Warrants issued in connection with Series E
convertible preferred stock financing .............         --             --             --             --              521
Common stock issued upon exercise of stock options          --             --             --             --              552
Common stock repurchased ..........................         --             --             --             --             --
Restricted common stock issued in exchange for
notes receivable upon exercise of options .........       (1,867)          --             --             --             --
Payments on notes receivable from stockholders ....           54           --             --             --               54
Common stock issued upon exercise of warrants .....         --             --             --             --               87
Series F convertible  preferred stock issued for
cash, net of issuance costs of $25 ................         --             --             --             --           15,419
Issuance of Series F convertible preferred stock
in exchange for notes receivable ..................         (556)          --             --             --             --
Series F convertible preferred stock issued in
connection with acquisition .......................         --             --             --             --              461
Allocation of discount on preferred stock .........         --             --             --             --           10,800
Deemed preferred stock dividend ...................         --             --             --             --          (10,800)
Stock-based compensation expense ..................         --             --             --             --              815
Unearned stock-based compensation .................         --          (16,768)          --             --             --
Amortization of unearned stock-based compensation .         --            3,140           --             --            3,140
Net loss ..........................................         --             --             --          (21,800)       (21,800)
                                                     -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1999 ......................  $    (2,413)   $   (14,732)   $      --      $   (53,375)   $    19,418
                                                     ===========    ===========    ===========    ===========    ===========
Common stock issued in initial public offering,
net of issuance costs of $2.2 million .............         --             --             --             --           96,655
Conversion of preferred stock on date of
public offering ...................................         --             --             --             --             --
Common stock issued for notes receivable
from stockholders .................................       (1,813)          --             --             --             --
Common stock issued upon exercise of stock
options and warrants ..............................         --             --             --             --            2,501
Repurchase of stock from stockholder ..............           31           --             --             --               (6)
Issuance of common stock under employee
stock purchase plan ...............................         --             --             --             --            1,773
Issuance of common stock in connection
with Verve acquisition ............................         --             --             --             --            4,503
Assumption of stock options in connection
with Verve acquisition ............................         --             --             --             --            2,098
Loans provided to stockholders ....................       (1,025)          --             --             --           (1,025)
Payments on notes receivable from stockholders ....        1,352           --             --             --            1,352
Series F convertible preferred stock issues in
connection with acquisition .......................         --             --             --             --            1,087
Series F convertible preferred stock issues
for cash ..........................................         --             --             --             --            1,500
Convertible preferred stock issued upon
exercise of warrants ..............................         --             --             --             --               90
Accumulated other comprehensive income ............         --             --              166           --              166
Unearned stock-based compensation .................         --          (27,829)          --             --             --
Amortization of unearned stock-based compensation .         --           28,691           --             --           25,334
Net loss ..........................................         --             --             --          (67,901)       (67,901)
                                                     -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2000 ......................  $    (3,868)   $   (13,870)   $       166    $  (121,276)   $    87,545
                                                     ===========    ===========    ===========    ===========    ===========
Common stock issued upon exercise of stock
options and warrants ..............................         --             --             --             --              118
Issuance of common stock under employee
stock purchase plan ...............................         --             --             --             --            1,480
Cancellation of notes receivable and
repurchase of common stock at par value ...........        1,518           --             --             --
Repurchase of common stock ........................         --             --             --             --              (29)
Issuance of restricted stock to officers ..........         --             --             --             --
Repurchase of common stock of former officer
in connection with guarantee of loan and
cancellation of promissory note ...................        1,419           --             --             --               36
Write-down of note receivable in connection
with settlement agreement .........................          630           --             --             --              630
Accumulated other comprehensive income ............         --             --             (376)          --             (376)
Unearned stock-based compensation .................         --            4,522           --             --           (4,501)
Amortization of unearned stock-based compensation .         --            6,753           --             --            6,763
Net loss ..........................................         --             --             --          (62,876)       (62,876)
                                                     -----------    -----------    -----------    -----------    -----------
Balance at October 31, 2001 ......................   $      (301)   $    (2,585)   $      (210)   $  (184,152)   $    28,790
                                                     ===========    ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  VERSATA, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Ten Months                 Year Ended
                                                                                Ended    ------------------------------------------
                                                                             October 31,   December      December    December 31,
                                                                                2001       31, 2000      31, 1999        1998
                                                                            ------------ ------------- ------------- --------------
Cash flows from operating activities:
  Net loss.................................................................  $    (62,876)   $   (67,901)  $  (21,800)   $   (8,134)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..........................................        11,436          2,937          495           537
    Provision for doubtful accounts........................................         2,223          2,844          586           223
    Warrants  issued in connection  with bridge loans recorded as interest
      expense..............................................................            --             --          521           137
    Stock-based compensation expense.......................................         1,659         25,512        3,955           202
Cancellation of promissory notes...........................................         1,287             --           --            --
Write-down of leasehold improvements and office furniture due to
  restructuring............................................................         6,574             --           --            --
    Change in operating assets and liabilities:
      Accounts receivable..................................................         7,979        (10,946)      (4,662)       (1,198)
      Unbilled receivables.................................................           736         (2,000)      (1,584)           --
      Prepaid expenses and other assets....................................         2,227           (660)      (2,005)          (68)
      Other assets.........................................................           138           (256)         (68)           --
      Accounts payable and accrued liabilities.............................       (14,947)        11,979        6,606           933
      Accrued restructuring ...............................................         2,933             --           --            --
      Deferred revenues....................................................           197          4,001        3,523           654
      Other long-term liabilities..........................................            --             --         (112)         (285)
                                                                            -------------    -----------   ----------    ----------
        Net cash used in operating activities..............................       (40,434)       (34,490)     (14,545)       (6,999)
                                                                            -------------    -----------   ----------    ----------
Cash flows from investing activities:
  Maturities (purchases) of short-term investments.........................        26,865        (29,890)          --            --
  Purchase of restricted cash..............................................          (256)        (5,189)          --            --
  Purchase of property and equipment.......................................        (3,670)       (12,495)      (1,469)         (299)
  (Decrease) in notes receivable from related parties......................            --            (22)         (34)           --
  Net cash used in connection with acquisitions, net of cash acquired......            --         (2,048)        (586)           --
                                                                            -------------    -----------   ----------    ----------
        Net cash provided by (used in) investing activities................        22,939        (49,644)      (2,089)         (299)
                                                                            -------------    -----------   ----------    ----------
Cash flows from financing activities:
  Principal payments on capital lease obligations and loan.................          (136)          (218)        (707)         (416)
  Proceeds from equipment line.............................................            --             --          362            --
  Net proceeds from issuance of convertible preferred stock................            --          1,500       27,976         8,270
  Net proceeds from issuance of common stock...............................            --         96,655          552            57
  Proceeds from issuance of common stock under employee stock purchase
    plan...................................................................         1,480          1,773           --            --
  Proceeds from exercise of stock options and warrants.....................           118          2,560          285            --
  Repurchase of common stock from stockholders.............................           (29)            (6)          --            --
  Repurchase of common stock from former officers..........................          (988)            --           --            --
  Payments from stockholders on notes receivable...........................            --          1,383           54            --
  Loans provided to stockholders...........................................            --         (1,025)          --            --
  Proceeds from bridge loans...............................................            --             --        3,000         2,816
                                                                            -------------    -----------   ----------    ----------
        Net cash provided by financing activities..........................           445        102,621       31,522        10,727
                                                                            -------------    -----------   ----------    ----------
Effects of exchange rate changes on cash and cash equivalents..............          (351)           130           --            --
                                                                            -------------    -----------   ----------    ----------
        Decrease (increase) in cash and cash equivalents...................       (17,401)        18,617       14,888         3,429
Cash and cash equivalents at beginning of period...........................        39,272         20,655        5,767         2,338
                                                                            -------------    -----------   ----------    ----------
Cash and cash equivalents at end of period................................. $      21,871    $    39,272   $   20,655    $    5,767
                                                                            =============    ===========   ==========    ==========
Supplemental Disclosures of Cash Flow information
Cash paid during the period for interest................................... $          28    $        96   $       72    $      110
                                                                            =============    ===========   ==========    ==========
Supplemental Schedule of Noncash Investing and Financing Activities
Common stock issued for notes receivable from stockholders................. $          --    $     1,813   $    1,867    $       44
                                                                            =============    ===========   ==========    ==========
Convertible preferred stock issued for notes receivable from stockholders.. $          --    $        --   $      556    $       --
                                                                            =============    ===========   ==========    ==========
Issuance of preferred stock upon conversion and cancellation
  of bridge loans and accrued interest..................................... $          --    $        --   $    3,058    $    2,935
                                                                            =============    ===========   ==========    ==========
Issuance of convertible preferred stock in connection with acquisition..... $          --    $     1,087   $      461    $       --
                                                                            =============    ===========   ==========    ==========
Issuance of common stock in connection with acquisition.................... $          --    $     4,503   $       --    $       --
                                                                            =============    ===========   ==========    ==========
Assumption of stock options in connection with acquisition................. $          --    $     2,098   $       --    $       --
                                                                            =============    ===========   ==========    ==========
Property and equipment acquired through capital leases..................... $          --    $        30   $       49    $       --
                                                                            =============    ===========   ==========    ==========
Acquisition of treasury stock in exchange for cancellation of note......... $         919    $        --   $       --    $       --
                                                                            =============    ===========   ==========    ==========
Notes receivable and interest receivable deductible cancelled
in exchange for repurchase of common stock from stockholder................ $       1,518    $        --   $       --    $       --
                                                                            =============    ===========   ==========    ==========

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

    On December 31, 2001, we announced a change in our fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001.

2. Basis of Presentation

    The consolidated financial statements include the accounts of Versata, Inc. and its subsidiaries, all of which are wholly owned and located in North America, Europe, Australia and Asia. All intercompany accounts and transactions have been eliminated in consolidation. Versata, Inc. and its subsidiaries are collectively referred to as the "Company" or "Versata."

    We have an accumulated deficit of $184.2 million as of October 31, 2001 and we have generated losses and negative cash flows from operations in current and prior periods. We may incur additional operating losses and negative cash flows in the future. The Company may find it necessary to obtain additional equity or debt financing in the future. Certain costs could be reduced if working capital decreased significantly. Failure to generate sufficient revenue, raise additional capital or reduce certain discretionary spending could have a material adverse affect on our ability to achieve our intended business objectives.

3. Summary of Significant Accounting Policies

Use of estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue recognition

    We derive revenue from two sources as follows: (i) sale of software licenses to end users, value added resellers (VARs), distributors, system integrators, independent software vendors, and application service providers; and (ii) services which include consulting, training, and post-contract customer support. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition. We record revenue from licensing of software products to end-users when a license agreement is signed by both parties, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. Generally, we provide payment terms that range from thirty days to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or, the renewal rate in the agreement for PCS. Undelivered elements consist primarily of post contract customer support ("PCS") and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. We recognize revenue allocated to post-contract customer support ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, we recognize revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting. The portion of fees related to either products delivered or services rendered which are not due under our Company's standard payment terms are reflected in deferred revenue and in unbilled receivables.

Cash and cash equivalents and short-term investments

    We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our short-term investments consist of debt securities with maturities greater than three months at the date of purchase. We classify all short-term investments as available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, our short-term investments are carried at fair value as of the balance sheet date. Unrealized gains and losses are reported net of taxes as a component of shareholders' equity. The cost of securities sold is based upon the specific identification method. At each period end presented, amortized cost approximated fair value and unrealized gross gains or losses were insignificant, and during each of the periods presented, realized gains were insignificant.

    The portfolio of cash, cash equivalents and short-term investments consisted of the following (in thousands):

                                                                      As of              As of               As of
                                                                 October 31, 2001  December 31, 2000   December 31, 1999
                                                                 ----------------  -----------------   -----------------
         Cash and cash equivalents:
           Cash................................................ $        9,377      $       11,493      $        1,329
           Commercial paper....................................          4,992              19,102                  --
           Auction floater.....................................          6,005               8,677                  --
           Money market funds..................................          1,497                  --               6,826
         US Agencies:
           Certificates of deposit.............................             --                  --              12,500
                                                                    ----------      --------------      --------------
                                                                $       21,871      $       39,272      $       20,655
                                                                ==============      ==============      ==============
         Short-term Investments:
           Corporate debt securities........................... $          497      $       25,871      $           --
           Debt securities issued by the U.S. government.......          2,539               4,055                  --
                                                                    ----------      --------------      --------------
                                                                $        3,036      $       29,926      $           --
                                                                ==============      ==============      ==============

Fair value of financial instruments

    The reported amounts of certain of our Company's financial instruments including cash and cash equivalents and short-term investments, receivables, and accounts payable approximate fair value due to their short maturities. The reported amounts of loans payable approximate fair value due to the market interest rates, which these debts bear.

Concentration of credit risk

    Financial instruments, which potentially subject our Company to concentrations of credit risk, consist primarily of cash, investments, certificates of deposit, money market accounts, and accounts receivable. Our Company places its cash investments with three major financial institutions. At October 31, 2001, December 31, 2000 and December 31, 1999 our Company had deposits in excess of federally insured limits of $24,707,000, $68,898,000 and $20,555,000, respectively.

    Our Company performs ongoing customer credit evaluations within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

    The following table sets forth customers comprising 10% or more of our Company's total revenue for each of the periods presented:

                             Ten Months
                               Ended
                             October 31,     Year Ended December 31,
                                            -------------------------
                Customer        2001          2000     1999     1998
                --------      --------      -------- --------  ------
                A.........       17%            --       --       18%
                B.........       16%            --       --       13%
                C.........        --            --       12%      --

    We had two single customers that accounted for 28% of our accounts receivable as of October 31, 2001. No single customer accounted for greater than 10% of our accounts receivable as of December 31, 2000, and one customer accounted for 12% of our accounts receivable as of December 31, 1999.

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

Goodwill and other acquisition-related intangibles

    Goodwill is recorded when the consideration paid for acquisition exceeds the fair value of identifiable net tangible and intangible assets acquired. Goodwill and other acquisition-related intangibles are amortized on a straight-line basis over three years.

Stock-based compensation

    Our Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation ("FIN") No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our Company's common stock and the exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 13. Our
Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

Foreign currency translation

    Assets and liabilities of foreign operations where the functional currency is the local currency, are translated into U.S. dollars at the balance sheet date exchange rate. Revenues and expenses are translated at the average rate prevailing during the period. The related gains and losses from translation are recorded as a translation adjustment in a separate component of stockholders' equity, which were not significant for the ten months ended October 31, 2001, and for the years ended December 31, 2000, 1999 and 1998. Foreign currency transaction gains and losses have been immaterial to date.

Comprehensive loss

    Comprehensive loss consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities. For the years ended December 31, 1999 and 1998, the net change in foreign currency translation adjustments was insignificant. There were no other items of comprehensive income in 1999 or 1998.

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

Net loss per share

    Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of unvested restricted common stock, and incremental common or preferred shares issuable upon the exercise of stock options, warrants and common stock issuable upon conversion of convertible preferred stock.

    The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

                                                                                               Year Ended December 31,
                                                             Ten Months Ended   -------------------------------------------------
                                                             October 31, 2001          2000            1999            1998
                                                              --------------      --------------  -------------   -------------
Numerator:
  Net loss................................................    $      (62,876)     $      (67,901) $     (21,800)  $      (8,134)
  Deemed preferred stock dividend.........................                --                  --        (10,800)             --
                                                              --------------      --------------  -------------   -------------
  Net loss attributable to common stockholders............    $      (62,876)     $      (67,901) $     (32,600)  $      (8,134))
                                                              ==============      ==============  =============   ==============
Denominator:
  Weighted average shares outstanding.....................            42,337              34,881          4,737           2,038
  Weighted average unvested shares of common stock
     subject to repurchase................................            (2,121)             (1,990)        (1,184)            --
                                                              --------------      --------------  -------------   ------------
  Denominator for basic and diluted calculation...........            40,216              32,891          3,552           2,038
                                                              ==============      ==============  =============   =============
Net loss per share attributable to common stockholders:
  Basic and diluted.......................................    $        (1.56)     $        (2.06) $       (9.18)  $       (3.99)
                                                              ==============      ==============  =============   =============

    The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods (in thousands).

                                                                                     Shares at End of Period
                                                                                           December 31,
                                                                               -------------------------------------
                                                            October 31, 2001      2000         1999           1998
                                                            ----------------   ---------     ---------      --------
Effect of common stock equivalents:
Unvested common stock subject to repurchase.................          2,132        1,186         2,165            --
Stock options outstanding...................................          7,923        8,379         4,963         5,409
Convertible preferred stock.................................             --           --        26,573        19,093
Warrants to purchase convertible preferred stock............             --           --           217            78
Warrants to purchase common stock...........................             --           --           538           615
                                                                 ----------    ---------     ---------      --------
Total common stock equivalents excluded from
the computation of earnings per share as
their effect was antidilutive...............................         10,055        9,565        34,456        25,195
                                                                 ==========    =========     =========     =========

Segment information

    We identify our operating segments based on business activities, management responsibility and geographical location. For all periods presented, we operated in a single business segment, primarily in the United States. Through December 31, 1998, foreign operations have not been significant in either revenue or investment in long-lived assets. Revenue for geographic regions reported below is based upon the customers' locations. Following is a summary of the geographic information related to revenues (in thousands):

                                                                                   Year Ended December 31,
                                                            Ten Months Ended   ------------------------------
                                                            October 31, 2001         2000             1999
                                                            -------------      -------------    -------------
                  Software license revenue:
                    United States......................     $       8,131      $      19,848    $       5,129
                    Europe.............................             5,755              6,237            1,429
                    Other international................                --                729              171
                                                            -------------      -------------    -------------
                                                                   13,886             26,814            6,729
                  Services revenue:
                    United States......................     $      12,271      $      24,461    $       5,638
                    Europe.............................             3,223              4,621              121
                    Other international................                --                712               94
                                                            -------------      -------------    -------------
                                                                   15,494             29,794            5,853
                  Total revenue:
                    United States......................     $      20,402      $      44,309    $      10,767
                    Europe.............................             8,978             10,858            1,550
                    Other international................                --              1,441              265
                                                            -------------      -------------    -------------
                                                            $      29,380      $      56,608    $      12,582
                                                            =============      =============    =============

    Long-lived assets, predominantly intangibles and property and equipment, is based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of October 31, 2001, approximately $15,065,000 of long-lived assets were located in the United States, $644,000 were located in Europe, and $107,000 were located elsewhere. As of December 31, 2000, approximately $28,497,000 of long-lived assets were located in the United States, $1,054,000 were located in Europe, and $254,000 were located elsewhere. As of December 31, 1999, long-lived assets located outside of the United States were insignificant.

Certain risks and uncertainties

The Company's products are concentrated in the industry segment for internet infrastructure software that is characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. These products depend in part on third-party technology that the Company licenses from a limited number of suppliers. Also, the Company has depended on a limited number of products for substantially all revenue to date. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on the Company's business, cash flows and operations.

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

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2002. We will adopt SFAS No. 144 effective November 1, 2001. The adoption is not anticipated to have a significant impact on the Company's consolidated financial statements.

    In November 2001, the FASB Emerging Task Force ("EITF") reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is our second quarter ended April 30, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We have not yet evaluated the effects of these changes on our consolidated financial statements.

    In November 2001, the FASB issued EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred, which will require companies to report reimbursements of "out-of-pocket" expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. We expect to adopt the provisions of D-103 during the first quarter of fiscal 2002.

4. Balance Sheet Components (in thousands):

Accounts receivable

                                                                   As of
                                                                October 31,    As of December 31,
                                                                    2001         2000        1999
                                                                ----------   ---------   ---------
                   Accounts receivable......................    $   6,078    $  15,972   $   6,473
                   Less: allowance for doubtful accounts....       (2,103)      (1,795)       (886)
                                                                ----------   ---------   ---------
                                                                $   3,975    $  14,177   $   5,587
                                                                =========    =========   =========

Property and equipment

                                                                Estimated      As of
                                                               Useful life  October 31,    As of December 31,
                                                                 (years)       2001         2000        1999
                                                                 -------       ----         ----        ----
         Equipment..............................................    3       $  6,923     $   8,479   $  3,006
         Furniture and fixtures.................................    5          1,007         1,950        336
         Leasehold improvements.................................    2          1,268         4,488         80
         Equipment under capital leases.........................  3 - 5           39           598        525
                                                                            --------     ---------   --------
                                                                               9,237        15,515      3,947
         Less: Accumulated depreciation and amortization........              (2,980)       (3,614)    (2,045)
                                                                            --------     ---------   --------
                                                                            $  6,257     $  11,901   $  1,902
                                                                            ========     =========   ========

    Accumulated amortization related to equipment under capital lease at October 31, 2001, December 31, 2000 and 1999 totaled approximately $605,000, $517,000, and $427,000, respectively.

    During  the  ten  months  ended  October  31,  2001,   property,   leasehold
improvements and equipment relating to subleased offices were disposed of as part of our restructuring efforts. The charge was $6.3 million.

Intangibles

                                                                     As of
                                                                  October 31,    As of December 31,
                                                                      2001         2000        1999
                                                                  ---------    --------    --------
                  Goodwill....................................    $      --    $  6,584    $  1,139
                  Purchased technology........................        5,680       5,680          --
                  Workforce in place..........................           --       1,250         250
                  Other intangibles...........................           67          60          --
                                                                  ---------    --------    --------
                                                                      5,747      13,574       1,389
                  Less: Accumulated amortization..............       (1,849)     (1,369)         --
                                                                  ---------    --------    --------
                                                                  $   3,898    $ 12,205    $  1,389
                                                                  =========    ========    ========

     During the ten months ended October 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Verve, Inc. and our French distributor. The assessment was performed primarily due to 1) the sustained decline in the Company's stock price since the valuation date of the shares issued in the Verve, Inc.
acquisition, resulting in the net book value of its assets prior to the impairment charge exceeding the Company's market capitalization; 2) the overall decline in the industry growth rates; and, 3) projected operating results. As a result, we recorded a $4.1 million impairment charge to reduce goodwill and other identifiable intangibles. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimate as of such date. There is no remaining goodwill balance at October 31, 2001.

Accrued liabilities

                                                                 As of
                                                              October 31,    As of December 31,
                                                                  2001         2000        1999
                                                              ---------    ---------   ---------
              Accrued payroll and related liabilities.......  $   2,720    $   9,083   $   2,573
              Accrued royalties.............................         --          208         365
              Accrued professional fees.....................      1,156        1,863       2,045
              Accrued sales tax.............................         68          378          --
              Other accrued liabilities.....................      2,233        1,614       2,315
                                                              ---------    ---------   ---------
                                                              $   6,177    $  13,146   $   7,298
                                                              =========    =========   =========

5. Restructuring and other non-recurring expenses

    In January 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 70 people, or 13% of the total workforce. This reduction impacted all departments, but primarily reflected a shift in the strategy of our services organization.

    In March 2001, we announced a restructuring effort to realign our expenses with a business plan geared to the changing economy. This restructuring was designed to align the workforce with customer needs and focus on core business products. The restructuring plan included the discontinuation of further development of non-core business products, facility consolidations, and a reduction in total staff, including domestic and international employees and contractors, including staff in our subsidiaries, of approximately 107 positions across all departments. We expensed $6.9 million for restructuring and other expenses in the three months ended March 31, 2001.

    In May 2001, we further reduced staff by approximately 50 positions, across all departments, and closed additional field offices. We expensed $3.5 million for restructuring and other expenses in the three months ended June 30, 2001.

    In August 2001, we again reduced staff by 20%, 43 positions in the United States and 17 positions internationally. We expensed an additional $5.3 million in restructuring and other costs.

    In October 2001 an additional 46 positions were eliminated, 25 in the United States and 21 positions internationally.

The following table summurizes the restructuring activity during the ten months ended October 31, 2001 (in thousands):

                                                       Office Closure
                                                             and          Asset         Non-
                                                         Subleasing      Disposal    recoverable   Settlement    Other
                                   Employee Severance       Costs         Losses        Loan        Agreement    Costs     Total
                                   ------------------  ---------------  ---------    -----------   ----------   -------    -----
Accrual balance, December 31,          $  --              $  --          $  --         $  --         $  --       $  --     $  --
  2000

Additions                                4,266              4,295          7,393          504          1,823       1,315     18,596

Cash paid                               (3,361)            (2,613)          (484)         --            (534)       (859)    (7,841)


Non-cash costs                            --                 --           (6,909)        (604)        (1,299)       (110)    (8,922)
                                       -------            -------        -------       ------        -------     -------    --------
Accrual balance, October 31,
  2001                                 $   905            $ 1,662        $  --         $  --         $  --       $   348    $ 2,933
                                       =======            =======        =======       ======        =======     =======    ========

6. Related Party Transactions

    During 2000, we held a $1,000,000 investment in the preferred stock of TruMarkets, Inc., a privately held corporation. Our Chairman of the Board of Directors held a membership interest in the general partner of a partnership that owned a controlling interest in the outstanding capital stock of
TruMarkets, Inc. In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000, the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee's attempts to obtain additional financing failed and the investee began efforts to sell the company. The $500,000 loan was recorded in restructuring and other expenses in the first quarter of 2001. In June 2001, TruMarkets, Inc. was acquired by MortgageSight Holding LLC ("MortgageSight") and our investment and loan were converted to 22,122 shares of preferred stock, or less than 1% of MortgageSight. It is our understanding that MortgageSight has ceased its operations; therefore, the value of these shares is uncertain, so no amount has been recorded on the balance sheet.

    In November 1999, our former Chief Financial Officer, Kevin Ferrell, delivered a full-recourse promissory note to us in payment for 100,000 shares of Series F preferred stock. The principal amount secured under the note was $556,000. The note bore interest at the rate of 7.00% per annum, compounded annually, and was secured by the purchased shares. The principal balance would become due and payable in one lump sum on the third anniversary of the signing of the note (November 2002). In 2000, Mr. Ferrell paid down approximately $103,000 in principle and $35,000 in interest towards this note.

    In December 1999, Mr. Ferrell delivered a full-recourse promissory note to us in payment of the exercise price of 400,000 outstanding stock options under our 1997 stock option plan. The principal amount secured under the note was $1,200,000. In 2000, Mr. Ferrell paid down $84,000 approximately in interest towards this note. Mr. Ferrell resigned in February 2001. In February 2001, we exercised our right to repurchase 240,000 unvested shares of Mr. Ferrell's 400,000 option shares. We paid par value to repurchase the shares, which reduced the principal amount of the note by $720,000. The offset to the reduction in the note was recorded as a reduction in paid in capital.

    In October 2001, we wrote down $632,000 in principal in connection with both of Mr. Ferrell's notes. At October 31, 2001, $301,000 remains in notes receivable as a component of stockholders' equity, all of which relates to Mr. Ferrell's two notes.

    In January 2000, Mr. Hewitt delivered a full recourse promissory note to us in payment of the exercise price of stock options issued pursuant to our 1997 Stock Option Plan. The principal amount secured under the note was $1,015,000. The note had a term of three years and bore interest at the rate of 7.00% per annum, compounded annually. The note was secured by the purchased shares and additional collateral. The entire unpaid balance of the note was due and payable upon termination of employment, failure to pay any installment of principal or interest when due, or insolvency or bankruptcy, or in the event we are acquired. None of the shares serving as security for the note could have been sold unless the principal portion of the note attributable to those shares and the accrued interest on that principal portion was paid to us. In December 2000, Mr. Hewitt delivered to us another full recourse promissory note in the amount of $375,000. The note was secured by shares of our common stock held by us for the previous loan. The note was due and payable on January 31, 2002, and bore interest at the prime rate as reported in The Wall Street Journal from time to time and compounded annually. Accrued interest was due on each anniversary of the signing of the note. Mr. Hewitt resigned in March 2001. In June 2001, in connection with Mr. Hewitt's termination of employment, we cancelled both promissory notes and related accrued interest totaling $1,517,000 in exchange for a pledge of 770,009 shares of our Company's common stock owned by the officer. On that date, the fair market value of the 770,009 shares was $919,000 and was recorded as treasury stock and $598,000 was included in restructuring and other non-recurring expenses.

7. Borrowings

Equipment line

    In  August  1999,  our  Company  obtained  a  capital  financing  line  (the
"Equipment Line"), which provides for the purchase of up to $1,000,000 in property and equipment with any amounts borrowed due within 36 months of the date of the agreement. Any borrowings under the Equipment Line are payable over 36 months, with an effective interest rate of approximately 17%. Borrowings are collateralized by the equipment being financed. In October 1999, our Company increased the borrowing limit under this line to a total of $2,000,000 and extended the effective date of the equipment line to September 30, 2000. As of October 31, 2001, December 31, 2000 and December 31, 1999, borrowings of approximately $181,000, $270,000 and $362,000, respectively, were outstanding against the Equipment Line. At October 31, 2001 all future minimum payments on the equipment line are due within one year.

8. Income Taxes

    The primary components of the net deferred tax asset are as follows (in thousands):

                                                                                               December 31,
                                                                    October 31,  ---------------------------------------
                                                                        2001         2000         1999          1998
                                                                    -----------  -----------  -----------   -----------
                        Net operating loss carryforwards.......     $   45,808   $   27,267   $   18,155    $   11,181
                        Research and experimentation credit
                          carryforwards........................          1,680        1,245        1,050           822
                        Capital loss carryforward..............            398          400           --            --
                        Restructuring costs....................          1,168            --          --            --
                        Other long-term liabilities............          1,035        2,237          555           322
                        Deferred revenue.......................             --           28          (32)            7
                        Property and equipment.................          1,798         (656)          54          (127)
                                                                    ----------   ----------   ----------    ----------
                                                                        51,887       30,521       19,782        12,205
                        Less: Valuation allowance..............        (51,887)     (30,521)     (19,782)      (12,205)
                                                                    ----------   ----------   ----------    ----------
                                                                    $       --   $       --   $       --    $       --
                                                                    ==========   ==========   ==========    ==========

    Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, our Company has recorded a valuation allowance against its net deferred tax asset. The valuation allowance increased by $21,366,000, $10,739,000, $12,205,000 and $7,577,000 during the ten months ended
October 31, 2001, and the years ended 2000, 1999 and 1998, respectively.

    Differences between the federal statutory and effective tax rates are primarily due to the nonrealizability of net operating losses and the resulting increase in the valuation allowance.

    At October 31, 2001 our Company has the following  approximate net operating
loss  carryforwards  and  research  and  experimentation   credit  carryforwards
available to reduce future taxable income, if any (in thousands):

                                                         October 31, 2001
                                                 -------------------------------
                                                  Federal      State    Foreign
                                                 ---------   ---------  --------
        Net operating loss carryforwards.......  $ 114,121   $  74,237  $ 13,544
        Research and experimentation credit
          carryforwards........................      1,207         473        --

    The federal net operating loss and research and experimentation credit carryforwards expire through 2010 (through 2021 for state net operating loss carryforwards) if not used beforehand to offset taxable income or tax liabilities. For federal and state tax purposes, our Company's net operating loss and research and experimentation credit carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state tax laws.

9. Transition Period Comparative Data:

The following table presents certain financial information for the ten-month period ended October 31, 2001 and 2000, respectively. Amounts in thousands.


                                             Ten Months          Ten Months
                                                Ended              Ended
                                          October 31, 2001    October 31, 2000
                                          ----------------    ----------------
                                                                (unaudited)
      Revenue............................    $   29,380         $    44,064
      Gross profit.......................        11,616              19,068
                                             ----------         -----------
      Income before income taxes.........    $  (62,649)        $   (52,279)
      Income taxes.......................          (227)                (18)
                                             ----------         ------------
      Net loss.........................      $  (62,876)        $   (56,297)
                                             ==========         ===========

10. Convertible Preferred Stock:

    In March 2000, Versata completed an initial public offering and upon this offering, each outstanding share of Versata's convertible preferred stock was automatically converted into one share of common stock of Versata resulting in the issuance of 26,950,287 shares of common stock.

11. Common Stock

    Our Company's Certificate of Incorporation, as amended, authorizes our Company to issue 150,000,000 shares of common stock, and 30,580,000 shares of preferred stock.

    On April 6, 2001, the Company issued 2,305,000 shares of common stock to certain executive officers of the company. The purchase price per share was $0.001 per share. The shares are subject to a repurchase right held by our Company. In addition, certain other common stock option holders exercised unvested options, subject to a repurchase right held by our Company, in the event of voluntary or involuntary termination of employment of the stockholder. As of October 31, 2001, December 31, 2000 and December 31, 1999, 2,132,657,
1,185,776 and 2,164,582 shares of common stock, respectively, were subject to repurchase by our Company. No shares were subject to repurchase as of December 31, 1998.

12. Stock Options and Purchase Plan

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

    The following table summarizes activity under our Company's stock option plans:

                                                                                           Options Outstanding
                                                                                         -----------------------
                                                                                                       Weighted
                                                                                                        Average
                                                                            Options                    Exercise
                                                                           Available                   Price Per
                                                                           for Grant       Shares        Share
                                                                          -----------    -----------   ---------
                  Balance at December 31, 1997........................       217,289      2,954,438     $ 0.20
                      Additional options authorized...................     3,759,813             --        --
                      Options granted.................................    (1,159,200)     1,159,200       0.20
                      Options granted below intrinsic value...........    (2,253,135)     2,253,135       0.20
                      Options exercised...............................            --       (498,113)      0.20
                      Options canceled................................       459,451       (459,451)      0.21
                                                                         -----------     -----------
                  Balance at December 31, 1998........................     1,024,218      5,409,209       0.20
                      Additional options authorized...................     4,866,694             --        --
                      Repurchase of common stock......................         9,930             --        --
                      Options granted below intrinsic value...........    (4,752,250)     4,752,250       2.39
                      Options exercised...............................            --     (4,893,488)      0.49
                      Options canceled................................       304,874       (304,874)      0.32
                                                                         -----------     -----------
                  Balance at December 31, 1999........................     1,453,466      4,963,097       2.00
                      Additional options authorized...................     6,866,514             --        --
                      Repurchase of common stock                             188,080             --        --
                      Options granted below intrinsic value...........    (3,236,900)     3,236,900        --
                      Options granted.................................    (2,895,942)     2,895,942      13.12
                      Options exercised...............................            --     (1,500,175)      2.30
                      Options canceled................................     1,217,166     (1,217,166)      8.15
                                                                         -----------     -----------

                  Balance at December 31, 2000........................     3,592,384      8,378,598       9.19
                                                                         -----------    -----------
                      Additional options authorized...................     4,934,964             --        --
                      Repurchase of common stock                             146,150             --        --
                      Options and restricted stock granted............    (8,877,374)     6,572,374       2.31
                      Options exercised...............................            --       (300,710)      0.40
                      Options canceled................................     6,727,756     (6,727,756)      7.12
                                                                         -----------    ------------

                  Balance at October 31, 2001.........................     6,523,880      7,922,506
                                                                         ===========    ===========

    The following table summarizes information concerning outstanding and exercisable options as of October 31, 2001:

                                                                                         Options Vested and
                                                           Options Outstanding               Exercisable
                                                  -----------------------------------  ---------------------
                                                                Weighted     Weighted               Weighted
                                                                 Average      Average                Average
                                                                Remaining    Exercise               Exercise
                                                               Contractual   Price Per              Price Per
                     Range of Exercise Prices        Shares   Life (years)     Share      Shares      Share
                   ---------------------------    ----------- -----------------------  -----------  ---------
                   $     0.20  -   $ 0.90          3,603,496      9.1        $  0.29    1,108,947   $   0.28
                         1.00  -     2.94            771,530      8.4           2.39      350,703       2.58
                         3.00  -     6.88          1,535,566      8.7           5.25      576,533       5.24
                         7.00  -    25.00          1,552,694      8.6          10.45      582,038      10.44
                        25.75  -    42.25            271,190      8.6          31.49       92,810      30.43
                        44.25  -    71.75            188,030      8.7          46.11       57,790      45.24
                                                  ----------                           ----------

                    As of October 31, 2001         7,922,506      8.8           5.60    2,768,821       5.69
                                                  ==========                           ==========

    We had 1,753,092 and 796,143 options vested and exercisable at December 31, 2000 and 1999, respectively.

Fair value disclosures

    Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if our Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the minimum value method to the date of our initial public offering and the Black-Scholes option-pricing model thereafter.

    Our Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS No. 123 using the following assumptions:

                                                                                     Year Ended December 31,
                                                 Ten Months Ended   -----------------------------------------------------------
                                                 October 31, 2001          2000                1999                1998
                                                 ----------------   ------------------  ------------------  ------------------
        Risk-free rates......................     3.61% - 5.20%       5.17% - 6.73%       4.91% - 6.19%       4.18% - 5.63%
        Expected lives (in years)............          5.0                  5.0                5.0                 5.0
        Dividend yield.......................          0.0%                 0.0%               0.0%                0.0%
        Expected volatility..................          240%                 155%               0.0%                0.0%

    The weighted average fair value of these options granted in the ten months ended October 31, 2001, and the years ended December 31, 2000, 1999 and 1998 was $2.31, $14.04, $4.16 and $0.044, respectively.

    Had compensation costs been determined based upon the fair value at the grant date for awards granted under our stock option and stock purchase plans, consistent with the methodology prescribed under SFAS No. 123, our Company's pro forma net loss attributable to common stockholders and pro forma basic and diluted net loss per share under SFAS No. 123 would have been (in thousands, except per share data):

                                                                  ------------- --------------------------------------
                                                                   Ten Months
                                                                     Ended             Year Ended December 31,
                                                                  October 31,   --------------------------------------
                                                                      2001         2000          1999         1998
                                                                      ----         ----          ----         ----
              Net loss attributable to common stockholders
                As reported....................................   $  (62,876)   $  (67,901)  $  (32,600)   $  (8,134)
                Pro forma......................................   $  (96,740)   $  (77,189)  $  (33,073)   $  (8,214)
              Net loss per share attributable to common
              stockholders
                As reported....................................   $    (1.56)   $    (2.06)  $    (9.18)   $   (3.99)
                Pro forma......................................   $    (2.41)   $    (2.35)  $    (9.31)   $   (4.03)

Unearned stock-based compensation

    In connection with certain stock option grants, our Company recognized unearned compensation that is being amortized over the vesting periods of the related options, usually 50 months, using an appropriate accelerated basis. The total unearned compensation recorded by our Company from January 1, 1997 through October 31, 2001 was $45.9 million. Amortization expense recognized during the ten months ended October 31, 2001, and the years ended December 31, 2000, 1999 and 1998 was $1.7 million, $25.5 million, $4.0 million and $200,000 respectively.

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

    The Purchase Plan enables eligible employees to designate up to 15% of their compensation for the purchase of stock. The purchase price is 85% of the lower of the fair market value of Versata's common stock on the first day or the last day of each six-month purchase period. No compensation expense is recorded in connection with the plan. We issued 352,134 shares of common stock under the Purchase Plan during the ten months ended October 31, 2001 for an aggregate purchase price of $1.5 million.

    Compensation cost (included in pro forma net loss attributable to common stockholders and net loss per share attributable to common stockholders) is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the ten months ended October 31, 2001 and year ended December 31, 2000: risk-free rate of 4.72% and 5.52%, respectively;
expected life of six months; divided yield of 0%, and expected volatility of 240% to 155%, respectively. The weighted average grant date fair value of those purchase rights granted during the ten months ended October 31, 2001 and year ended December 31, 2000, as defined by SFAS No. 123, was $33.75 and $7.44, respectively.

    In August 2001, the Company suspended employee participation in the Purchase Plan.


13. Employee Benefit Plans

    In May 1995, our Company established a 401(k) Profit Sharing Plan (the "Plan") which covers substantially all employees. Under the Plan, employees are permitted to contribute up to 20% of gross compensation not to exceed the annual 402(g) limitation for any Plan year. Discretionary contributions may be made by our Company. Our Company made no contributions during the ten months ended October 31, 2001, or the years ended December 31, 2000, 1999 and 1998.

    Effective September 1, 1998, our Company adopted a nonqualified deferred compensation plan, which permits eligible officers and key employees to defer a portion of their compensation. At October 31, 2001, December 31, 2000 and December 31, 1999 the deferred compensation amounts, together with accumulated interest, which are distributable in cash after retirement or termination of employment, amounted to approximately $193,000, $546,000, and $310,000, respectively.

    In December 2001, the Company suspended employee participation in the deferred compensation plan.

    231,731 stock options assumed by us in connection with the acquistion of Verve, Inc. are subject to stock appreciation rights that allow the optionee to elect to receive cash compensation that approximates the increase in value of the stock option, in lieu of exercising the option. On November 20, 2000, we granted 19,610 options to some of the optionees at $12.27 exercise price, and 212,121 options to the other optionees at $2.88 exercise price. The stock appreciation rights must be exercised by the optionees at $2.88 exercise price. The stock appreciation rights must be exercised by the optionee in whole or in part no more than nine months after vesting of the options. As of October 31, 2001, the stock appreciation rights for a total of 5,070 shares issued at $12.27 exercise price were outstanding, and the stock appreciation rights for a total of 118,509 shares issued at $2.88 exercise price were outstanding.

14. Commitments and Contingencies

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

    We have also entered into sub-lease agreements for certain office space and equipment.

    Future minimum lease payments under all noncancelable leases at October 31, 2001 are as follows (in thousands):

                                                                                 Operating Leases
                                                                     ----------------------------------------
                                                                                   Contractual
                                                            Capital     Gross       Sub-lease        Net
                                                            Leases   Commitments     Income      Commitments
                                                            -------  ------------  -----------   ------------
        Year Ending October 31,
          2002.........................................     $  88    $   3,276        1,714          1,562
          2003.........................................        78        3,253        1,829          1,424
          2004.........................................        78        3,306        1,563          1,743
          2005.........................................        78        3,418          962          2,456
          2006.........................................        57        3,538          991          2,547
          2007 and thereafter..........................        --        6,838        1,895          4,943
                                                            -----    ---------        -----         ------
                  Total minimum lease payments.........       379    $  23,629        8,954         14,675
                                                                     =========        =====         ======
          Less interest................................       (80)
                                                            -----
          Present value of minimum lease payments......       299
          Less current portion.........................       (56)
                                                            -----
                                                            $ 243
                                                            =====

    Rent expense for the ten months ended October 31, 2001, and years ended December 31, 2000, 1999 and 1998 was approximately $3.5 million, $2.8 million, $529,000 and $477,000, respectively.

Legal Proceeding

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

    With the exception of the $350,000 discussed above, no estimate can be made of the ultimate loss or possible range of ultimate loss associated with the resolution of these contingencies.

Litigation and other claims

    The Company is also subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position. We intend to defend these actions vigorously.

                                  VERSATA, INC.

                         UNAUDITED QUARTERLY INFORMATION

    The following table sets forth our historical unaudited quarterly information for our most recent seven quarters, both in absolute dollars and as a percentage of total revenue for each quarter. This quarterly information has been prepared on a basis consistent with our audited financial statements and, we believe, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown. Our quarterly operating results have fluctuated and may continue to fluctuate significantly as a result of a variety of factors and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

    On December 31, 2001 Versata announced a change in its fiscal year to October 31, 2001. The Company previously reported results as of March 31, 2001, June 30, 2001 and September 30, 2001.

                                 September 30,   June 30,      March 31,    December 31,   September 30,   June 30,    March 31,
                                     2001          2001          2001           2000           2000          2000        2000
                                -------------  ------------  ------------  -------------  -------------  -----------  -----------
Revenue:
 Software license................$   3,276     $    5,991    $    4,140     $   8,029      $   8,572     $    6,077   $    4,136
 Services........................    2,968          4,868         6,892         6,995          9,031          7,798        5,970
                                     -----     ----------    ----------     ---------      ---------     ----------   ----------
       Total revenue.............    6,244         10,859        11,032        15,024         17,603         13,875       10,106
                                     -----     ----------    ----------     ---------      ---------     ----------   ----------
Cost of Revenue:
 Software license................       79            149           157           297            376            221          194
 Services........................    3,155          5,136         8,388         9,048          8,392          7,596        5,478
                                     -----     ----------    ----------     ---------      ---------     ----------   ----------
       Total cost of revenue.....    3,234          5,285         8,545         9,345          8,768          7,817        5,672
                                     -----     ----------    ----------     ---------      ---------     ----------   ----------
Gross profit.....................    3,010          5,574         2,487         5,679          8,835          6,058        4,434
                                     -----     ----------    ----------     ---------      ---------     ----------   ----------
Operating expense:
 Sales and marketing.............    4,675          8,657        11,940        12,965         12,070         11,493       10,189
 Product development.............    1,748          2,650         3,895         2,964          2,740          2,166        1,857
 General and administrative......    2,824          3,045         3,992         4,341          3,285          3,048        2,001
 Stock-based compensation........      941            717          (141)        3,210          4,493          6,735       11,074
 Amortization of intangibles.....    1,987          1,152         1,145           681            233            237          190
Restructuring and other
  non-recurring expenses.........    5,149          3,504         6,909         1,693            243             --           --
                                     -----     ----------    ----------     ---------      ---------     ----------   ----------
       Total operating expense...   17,324         19,725        27,740        25,854         23,064         23,679       25,311
                                    ------     ----------    ----------     ---------      ---------     ----------   ----------
Loss from operations.............  (14,314)       (14,151)      (25,253)      (20,175)       (14,229)       (17,621)     (20,877)
 Interest income (expense),
  Net............................      303            489           909         1,293          1,487          1,619          665
 Other non-operating, net........     (215)           (53)           --           (62)            (1)            --           --
                                      ----     ----------    ----------     ---------      ----------    ----------   ----------
Net loss.........................$ (14,226)    $  (13,715)   $  (24,344)    $ (18,944)     $ (12,743)    $  (16,002)  $  (20,212)
                                 =========     ==========    ==========     =========      =========     ==========   ==========
Basic and diluted net
 Loss per share..................$   (0.35)    $   (0.34)    $   (0.61)     $   (0.48)     $   (0.33)    $   (0.42)   $   (1.33)
                                 =========     =========     =========      =========      =========     =========    =========
Weighted average common
 shares used in computing
 basic and diluted net
 loss per share..................   39,888        40,164        39,821        39,159         38,424         37,698       15,203
As a percentage of revenue:
Revenue:
 Software license................     52.5%         55.2%         37.5%         53.4%           48.7%         43.8%        40.9%
 Services........................     47.5%         44.8%         62.5%         46.6%           51.3%         56.2%        59.1%
                                     -----    ----------    ----------     ---------      ----------    ----------   ----------
       Total revenue.............    100.0%        100.0%        100.0%        100.0%          100.0%        100.0%       100.0%
                                     -----    ----------    ----------     ---------      ----------    ----------   ----------
Cost of Revenue:
 Software license................      1.3%          1.4%          1.4%          2.0%            2.1%          1.6%         1.9%
 Services........................     50.5%         47.3%         76.0%         60.2%           47.7%         54.7%        54.2%
                                     -----    ----------    ----------     ---------      ----------    ----------   ----------
       Total cost of revenue.....     51.8%         48.7%         77.5%         62.2%           49.8%         56.3%        56.1%
                                     -----    ----------    ----------     ---------      ----------    ----------   ----------
Gross profit.....................     48.2%         51.3%         22.5%         37.8%           50.2%         43.7%        43.9%
                                     -----    ----------    ----------     ---------      ----------    ----------   ----------
Operating expense:
 Sales and marketing.............     74.9%         79.7%        108.2%         86.3%           68.6%         82.8%       100.8%
 Product development.............     28.0%         24.4%         35.3%         19.7%           15.6%         15.6%        18.4%
 General and administrative......     45.2%         28.0%         36.2%         28.9%           18.7%         22.0%        19.8%
 Stock-based compensation........     15.1 %         6.6%         -1.3%         21.4%           25.5%         48.5%       109.6%
 Amortization of intangibles.....     31.8%         10.6%         10.4%          4.5%            1.3%          1.7%         1.9%
 Impairment of investment........      --             --            --           6.7%            --             --           --
 Nonrecurring expenses...........     82.5%         32.3%         62.6%          4.6%           1.4%           --            --
                                     -----    ----------    ----------     ---------      ----------    ---------    ----------
       Total operating expense...    227.5%        181.6%        251.4%        172.1%          131.1%        170.6%       250.5%
                                     -----    ----------    ----------     ---------      ----------    ----------   ----------
Loss from operations.............   -229.3%       -130.3%       -228.9%       -134.3%          -80.9%       -126.9%      -206.6%
 Interest income                       4.9%
  (expense), net.................                    4.5%          8.2%          8.6%            8.4%         11.7%         6.6%
 Other non-operating, net........     -3.4%         -0.5%         -0.2%         -0.4%            0.1%         -0.1%         0.0%
                                     -----    ----------    ----------     ---------      ----------    ----------   ----------
       Net loss..................   -227.8%       -126.3%       -220.7%       -126.1%          -72.4%       -115.3%      -200.0%
                                    ======    ==========    ==========     =========      ==========    ==========   ==========

                  Schedule II Valuation and qualifying accounts
                                 (in thousands)

                                                                          Balance at                               Balance at
     Description                                                         beginning of      Additions  Deductions    end of
     -----------                                                            period         ---------  ----------    period
                                                                            ------                                  ------
     Allowance for doubtful accounts for the years ended:
     December 31, 1999.............................................              300            689       (103)          886
     December 31, 2000.............................................              886          2,844     (1,935)        1,795
     October 31, 2001..............................................            1,795          2,223     (1,915)        2,103
     Allowance for deferred tax asset accounts for the years ended:
     December 31, 1999.............................................           12,205          7,577         --        19,782
     December 31, 2000.............................................           19,782         10,739         --        30,521
     October 31, 2001..............................................           30,521         21,366         --        51,887

                                  EXHIBIT INDEX

      Exhibit
       Number                           Description of Document
      -------                           -----------------------
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

----------

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