Form 10-Q
period 2002-04-30
VERSATA INC
filed 2002-06-14
CIK 1034397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

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

                                 Yes [X] No [ ]

     As of May 31, 2002, the total number of outstanding shares of the Registrant's common stock was 7,343,206.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets at April 30, 2002
and at October 31, 2001 (unaudited)..................................     3

Condensed  Consolidated  Statements of Operations and
Comprehensive  Loss for the Three and Six Months Ended
April 30, 2002 and March 31, 2001 (unaudited)........................     4

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended April 30, 2002 and March 31, 2001 (unaudited) ......     5

Notes to Condensed Consolidated Financial Statements.................     6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations........................     9

Item 3. Quantitative and Qualitative Disclosures About Market Risk...    22

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................    22

Item 2. Changes in Securities and Use of Proceeds....................    23

Item 6. Exhibits and Reports on Form 8-K.............................    23

Signatures...........................................................    25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERSATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                         April 30,   October 31,
                                                           2002         2001
                                                        -----------------------

ASSETS
Current assets:
   Cash and cash equivalents                            $  15,759     $  21,871
   Short-term investments
                                                            3,301         3,036
   Accounts receivable, net                                 2,797         3,975
   Unbilled receivables                                       147           236
   Prepaid expenses and other  assets                       1,565           848
                                                        -----------------------
      Total current assets                                 23,569        29,966

Restricted cash                                             5,445         5,445
Property and equipment, net                                 5,095         6,257
Intangibles, net                                            2,948         3,898
Other assets                                                  201           216
                                                        -----------------------
      Total assets                                      $  37,258     $  45,782
                                                        =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $     979     $   1,062
   Accrued liabilities
                                                            4,720         6,177
   Accrued restructuring
                                                              534         1,420
   Deferred revenue                                         6,080         6,246
   Current portion of long-term debt                          133           237
                                                        -----------------------
      Total current liabilities                            12,446        15,142

Accrued restructuring, less current portion                 1,095         1,513
Long-term debt, less current portion                          243           337
                                                        -----------------------
      Total liabilities                                    13,784        16,992
                                                        -----------------------

Stockholders' equity
   Common stock
                                                               43            42
   Additional paid-in capital
                                                          216,292       217,379
   Treasury stock
                                                             (109)       (1,383)
   Notes receivable from shareholders
                                                              (23)         (301)
   Unearned stock-based compensation
                                                           (1,240)       (2,585)
   Accumulated other comprehensive loss
                                                             (946)         (210)
   Accumulated deficit
                                                         (190,543)     (184,152)
                                                        -----------------------
      Total stockholders' equity
                                                           23,474        28,791

                                                        -----------------------
      Total liabilities and stockholders' equity        $  37,258     $  45,782
                                                        =======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                      Three Months Ended         Six Months Ended
                                                                                    ---------------------     ---------------------
                                                                                    April 30,    March 31,    April 30,    March 31,
                                                                                      2002         2001         2002         2001
                                                                                    ---------------------     ---------------------
Revenue:
Software license                                                                    $  2,161     $  4,140     $  6,242     $ 12,169
Services                                                                               2,381        6,892        4,709       13,887
                                                                                    ---------------------     ---------------------
Total revenue                                                                          4,542       11,032       10,951       26,056
                                                                                    ---------------------     ---------------------

Cost of revenue:
Software license                                                                          38          157          106          454
Services (exclusive of stock-based compensation of                                     2,037        8,388        4,131       17,436
   $109 and $782 for the three months ended April 30, 2002
   and March 31, 2001, and $285 and $1,253 for the six months ended April 30, 2002 and March 31, 2001, respectively)
                                                                                    ---------------------     ---------------------
Total cost of revenue                                                                  2,075        8,545        4,237       17,890
                                                                                    ---------------------     ---------------------
Gross profit                                                                           2,467        2,487        6,714        8,166
                                                                                    ---------------------     ---------------------

Operating expense:
Sales and marketing (exclusive of stock-based compensation                             2,331       11,940        5,332       24,905
   of $138 and $1,758 for the three months ended April 30,
   2002 and March 31, 2001, and $266 and $3,650 for the six
    months ended April 30, 2002 and March 31, 2001, respectively)
Product development (exclusive of stock-based compensation                             1,369        3,895        2,878        6,859
   of $110 and $(460) for the three months ended April 30, 2001 and March 31, 2001, and $163 and $145 for the six months ended
   April 30, 2002 and March 31, 2001, respectively)
General and administrative (exclusive of stock-based compensation                      1,388        3,992        2,682        8,333
   of $58 and $121 for the three months ended April 30, 2002 and
   March 31, 2001, and $196 and $363 for the six months ended
   April 30, 2002 and March 31, 2001, respectively)
Stock-based compensation                                                                 350         (141)         562        3,069
Amortization of intangibles                                                              538        1,145        1,015        1,826
Restructuring  and other  non-recurring expenses (exclusive of the                       579        6,909          888        8,602
   benefit of $65 and $2,342 for the three months ended April 30, 2002 and March 31, 2001 and $348 and $2,342 for the six months April 30,
   2002 and March 31, 2001, respectively, relating to the reversal of previously recorded stock-based compensation related to employees terminated in the restructuring)
                                                                                    ---------------------     ---------------------
Total operating expense                                                                6,555       27,740       13,357       53,594

                                                                                    ---------------------     ---------------------
Loss from operations                                                                  (4,088)     (25,253)      (6,643)     (45,428)
Interest income, net                                                                     106          909          243        2,202
Other income (expense), net                                                              (30)                      (98)         (62)
                                                                                    ---------------------     ---------------------
Net loss                                                                             ($4,012)    ($24,344)     ($6,498)    ($43,288)
                                                                                    =====================     =====================

Unrealized gain (loss) on marketable securities
                                                                                           5           23            3           58
Foreign currency translation gain (loss)
                                                                                        (106)        (408)         731         (277)

                                                                                    ---------------------     ---------------------
Comprehensive loss                                                                   ($4,113)    ($24,729)     ($5,764)    ($43,507)
                                                                                    =====================     =====================

Basic and diluted net loss per share                                                  ($0.56)      ($3.67)      ($0.92)      ($6.58)
                                                                                    =====================     =====================

Weighted-average common shares                                                         7,102        6,637        7,086        6,582
                                                                                    =====================     =====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                              Six Months Ended
                                                                                                         --------------------------
                                                                                                         April 30,        March 31,
                                                                                                           2002              2001
                                                                                                         --------------------------
Cash flows from operating activities:
    Net loss                                                                                             $ (6,498)         $(43,288)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                                    2,038             3,231
           Provision for doubtful accounts                                                                    176             2,559
           Write-down of leasehold improvements and office furniture due to
           restructuring                                                                                       --             2,894
           Stock-based compensation expense                                                                   562             3,069
           Cancellation of promissory note                                                                    263                --
           Change in operating assets and liabilities:
              Trade accounts receivable, gross                                                              1,124             1,339
              Unbilled receivables                                                                             89             1,438
              Prepaid expenses and other assets                                                              (717)              670
              Restricted cash                                                                                  --               (73)
              Other assets                                                                                     15             1,023
              Accounts payable and accrued liabilities                                                     (1,572)            4,241
              Accrued restructuring                                                                        (1,375)               --
              Deferred revenue                                                                               (166)             (931)
                                                                                                         --------          --------
                       Net Cash used in operating activities                                               (6,061)          (23,828)
                                                                                                         --------          --------

Cash flows from investing activities:

    Net change in short-term investments                                                                     (273)           23,185
    Purchase of property and equipment                                                                         22           (11,315)
    Increase in notes receivable from related parties                                                          --                22
    Net cash used in connection with acquisition, net of cash acquired                                         --            (1,884)
                                                                                                         --------          --------
                       Net cash (used in) provided by investing activities                                   (251)           10,008
                                                                                                         --------          --------

Cash flows from financing activities:
     Principal payments on capital lease obligations and equipment loan                                      (127)             (132)
     Proceeds from issuance of common stock under employee stock purchase plan                                 --             1,429
     Proceeds from exercise of stock options and warrants                                                      99               302
     Proceeds from sale of common stock held by former officer                                                976                --
     Net Payments from stockholders on notes receivable                                                         --              746
     Loans provided to stockholders                                                                           (94)             (375)
                                                                                                         --------          --------
                       Net cash provided by financing activities                                              854             1,970
                                                                                                         --------          --------

Effects of exchange rate changes and other                                                                   (654)             (324)

                                                                                                         --------          --------
                       Decrease in cash and cash equivalents                                               (6,112)          (12,174)

Cash and cash equivalents at beginning of period                                                         $ 21,871          $ 42,837
                                                                                                         --------          --------
Cash and cash equivalents at end of period                                                               $ 15,759          $ 30,663
                                                                                                         ========          ========
Supplemental Disclosures of Cash Flow information
                                                                                                         --------          --------
Cash paid during the period for interest                                                                 $     52          $     62
                                                                                                         ========          ========
Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of common stock in connection with acquisition                                                                    $  4,503
                                                                                                                           --------
Assumption of stock options in connection with acquisition                                                                 $  2,098
                                                                                                                           ========
Notes  receivable  canceled in exchange for repurchase of common
stock from stockholders                                                                                                    $  1,518
                                                                                                                           ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

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

     On December 31, 2001, Versata announced a change in its fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. Versata had previously released results for the three months ended March 31, June 30 and September 30 of 2001. The comparisons in this quarterly report will be for the three and six month periods ended April 30, 2002 and March 31, 2001. The Company will not be restating prior quarters results as this is not practicable and cannot be cost justified. Versata's business is not seasonal, and we believe that the results as previously reported are comparable.

     On May 17, 2002, Versata stockholders approved a reverse split of Versata's common stock, and on May 24, 2002 the Company implemented a one for six reverse stock split. Versata's common stock will trade under the symbol "VATAD" as an interim symbol to denote its new status for 20 trading days. Thereafter, Versata's common stock will resume trading under its current symbol "VATA". All shares and per share amounts were restated to effect this reverse stock split.

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

2. Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of April 30, 2002, and for the three and six months ended April 30, 2002 and March 31, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Versata, Inc. and its wholly owned subsidiaries, located in North America, Europe, Australia, and India. Versata, Inc., collectively referred to as the "Company" or "Versata." Intercompany accounts have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the financial position as of April 30, 2002, and the operating results for the three and six month periods ended April 30, 2002 and March 31, 2001, respectively, and cash flows for the six months ended April 30, 2002 and March 31, 2001, respectively. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the ten month period ended October 31, 2001.

3. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Versata adopted SFAS No. 142 effective November 1, 2001. The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements as we had no goodwill recorded on our balance sheet on the date of adoption.

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

     In November 2001, the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred, which will require companies to report reimbursements of "out-of-pocket" expenses as revenue and the corresponding expenses incurred as costs of revenues within the income statement. We adopted this provision during the second quarter of 2002, which resulted in increased services revenue of $375,000, and cost of services revenue of $375,000.

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

     We reduced our staff by 2 employees during the three months ended April 30, 2002. One employee was from the marketing department and one from the services department.

     In April 2002, we settled a note receivable with a former executive which resulted in us writing off $192,000 to restructuring and other non-recurring expenses.

     The following table summarizes the Company's restructuring and other nonrecurring expenses, by geographic region (in thousands):

                                                                   Employee      Office Closure and
                                                                   Severance      Subleasing Costs      Other Costs          Total
                                                                   ---------     ------------------     -----------         -------
October 2001

Accrual balance, October 31, 2001                                   $   905            $ 1,845            $   346           $ 3,096
                                                                    -------            -------            -------           -------
United States additions                                                 205                 --                 --               205
Europe, Middle East, Africa
(EMEA) additions                                                        104                 --                 --               104
                                                                    -------            -------            -------           -------
Consolidated expense                                                    309                 --                 --               309

Cash payments in the first quarter, 2002                              1,014                592                129             1,735
                                                                    -------            -------            -------           -------

Accrual balance, January 31, 2002                                   $   200            $ 1,253            $   217           $ 1,670
                                                                    -------            -------            -------           -------
United States additions
                                                                        238                 41                192               471
Europe, Middle East, Africa
(EMEA) additions                                                         78                 30                 --               108
                                                                    -------            -------            -------           -------
Consolidated expense                                                    316                 71                192               579

Noncash portion in the second quarter, 2002                              --                 --                192               192

Cash payments in the second quarter, 2002                               405                 --                 23               428
                                                                    -------            -------            -------           -------
Accrual balance, April 31, 2002                                     $   111            $ 1,324            $   194           $ 1,629
                                                                    -------            -------            -------           -------

     Subsequent to April 30, 2002, there have not been any significant changes to the Company's estimate of the total costs of prior restructuring and other nonrecurring activities.

5. Intangible Assets

     During the ten-month period ended October 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Verve, Inc. The assessment was performed primarily due to the significant sustained decline in the Company's stock price since the valuation date of the shares issued in the Verve, Inc. acquisition, resulting in the net book value of its assets prior to the impairment charge significantly exceeding the Company's market capitalization, the overall decline in the industry growth rates, and projected operating results. As a result, the Company recorded a $4.1 million impairment charge to reduce goodwill and other identifiable intangibles. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date. There is no remaining goodwill balance at April 30, 2002.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Versata adopted SFAS No. 142 effective November 1, 2001. The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements as we had no goodwill recorded on our balance sheet on the date of adoption.

     The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the statements of operations for the three and six month periods ended March 31, 2001 (in thousands, except per share amounts).

                                     Three Months Ended                      Six Months Ended
                               April 30, 2002    March 31, 2001     April 30, 2002    March 31, 2001
Reported net loss              $       (4,012)   $      (24,344)    $       (6,498)   $     (43,288)
Goodwill amortization          $            -    $          622                  -    $         916
                               --------------------------------     -------------------------------
Adjusted net income            $       (4,012)   $      (23,722)    $       (6,498)   $     (42,372)

Basic and diluted net loss
  per share                    $        (0.56)   $        (3.67)    $        (0.92)   $       (6.58)
Goodwill amortization          $            -    $         0.09     $            -    $        0.14
                               --------------------------------     -------------------------------
Adjusted basic and diluted
  net loss per share           $        (0.56)   $        (3.58)    $        (0.92)   $       (6.44)

Remaining intangible assets consist of purchase technology of $5.7 million, which is being amortized on a straight-line basis of the expected life of 3 years

6. Net Loss Per Share

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

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts).

                                                                 Three Months Ended                     Six Months Ended
                                                         ----------------------------------     ---------------------------------
                                                         April 30, 2002      March 31, 2001     April 30, 2002     March 31, 2001
                                                         --------------      --------------     --------------     --------------
Numerator:
       Net loss                                              ($ 4,012)          ($24,344)          ($ 6,498)          ($43,288)
                                                             --------           --------           --------           --------

Denominator:
       Weighted average shares outstanding                      7,371              6,888
                                                                                                      7,380              6,863
       Weighted average unvested shares of                       (269)              (251)              (294)              (281)
       common stock subject to repurchase
                                                             --------           --------           --------           --------

       Denominator for basic and diluted                        7,102              6,637              7,086              6,582
       calculation                                           --------           --------           --------           --------

Basic and diluted net loss per share                           ($0.56)            ($3.67)            ($0.92)            ($6.58)
                                                             ========           ========           ========           ========

Item 7. Legal Proceedings

Securities Class Action

     In April and March 2001 several securities class action complaints were filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated in the United States District Court for the Northern District of California and lead plaintiffs and lead counsels were appointed. On October 19, 2001 the lead plaintiffs filed an amended class action complaint naming us, certain of our former officers and a current director, as defendants. The consolidated amended complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under section 11 and 15 of the Securities Act of 1933. The consolidated amended complaint seeks an unspecified amount of damages on behalf of persons who purchased our stock during the class period. On May 23, 2002 the Court granted in part and denied in part the motion to dismiss the consolidated amended complaint by dismissing the section 10(b) and section 20(a) claims in its entirety, and dismissing all but a portion of the section 11 and section 15 claims. We intend to defend these actions vigorously. We expensed the deductible amount of directors' and officers' liability insurance of $350,000 in April 2001.

State Derivative Action

     In June 2001, shareholders filed derivative actions ostensibly on behalf of us against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. On November 7, 2001, the state court issued an Order granting Versata's Motion to Stay Proceedings in the consolidated derivative action until the earlier of the filing of an answer by Versata in the Federal action or dismissal of that action. An additional derivative complaint filed May 2002 will be consolidated with the earlier actions, and thus is subject to the November 7, 2002 stay of proceedings.

     With the exception of the $350,000 discussed above, no estimate can be made of the ultimate loss or possible range of ultimate loss associated with the resolution of these contingencies.

     The private securities class action lawsuits and state derivative actions against us and certain of our offices and directors could have a material adverse effect on our business, financial conditions and results of operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements of Versata and the accompanying notes included in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements include, without limitation, statements regarding future revenue, espenses, and risks. These forward-looking statements are based on management's current expectations, assumptions, and projections and entail various risks and uncertainties including those set forth below under "Risk Factors That May Affect Future Results," that could cause actual results to differ materially from those projected in the forward-looking statements. Versata undertakes no obligation to revise or publicly revise or publicly release the results of any revision to these forward looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

     On December 31, 2001, Versata announced a change in its fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. Versata had previously released results for the three months ended March 31, June 30 and September 30 of 2001. The comparisons in this quarterly report will be for the three and six month periods ended April 30, 2002 and March 31, 2001. We will not be restating prior quarters results as this is not practicable and cannot be cost justified. Versata's business is not seasonal, and we believe that the results as previously reported are comparable.

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

     Net revenues from international sales represented 20% of our total revenue for both the three and six months ended April 30, 2002 and 27% and 17% of our total revenue for the three and six months ended March 31, 2001.

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

     Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $190.5 million and $184.2 million at April 30, 2002 and at October 31, 2001, respectively.

     In January 2002, we eliminated 40 positions, or 23% of our workforce. We expensed an additional $309,000 in restructuring and other expenses relating to this reduction.

     We eliminated another two positions in April of 2002, and expensed an additional $579,000 in restructuring and other expenses.

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

                                                                Three Months Ended                       Six Months Ended
                                                         --------------------------------        ---------------------------------
                                                         April 30,2002     March 31, 2001        April 30,2002      March 31, 2001
                                                         -------------     --------------        -------------      --------------
Software license revenue:
               United States                                $ 1,747             $ 2,339             $ 5,063             $ 8,080
               Europe                                           414               1,661               1,179               3,407
               Other international                               --                 140                  --                 682
                                                            -------             -------             -------             -------
                                                              2,161               4,140               6,242              12,169

Services revenue:
               United States                                $ 1,865             $ 5,292             $ 3,740             $11,099
               Europe                                           516               1,263                 969               2,015
               Other international                               xx                 337                  --                 773
                                                            -------             -------             -------             -------
                                                              2,381               6,892               4,709              13,887

Total revenue:
               United States                                $ 3,612             $ 7,631             $ 8,803             $19,179
               Europe                                           930               2,924               2,148               5,422
               Other international                               --                 477                  --               1,455
                                                            -------             -------             -------             -------
                                                            $ 4,542             $11,032             $10,951             $26,056
                                                            =======             =======             =======             =======

     Long-lived assets, consisting of intangibles, property and equipment, are based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of April 30, 2002, and October 31, 2001, approximately $7,533,000 and $9,404,000 respectively, of intangibles, property and equipment were located in the United States, $411,000 and $644,000 respectively, were located in Europe, and $99,000 and $107,000, respectively, were located elsewhere.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain lines in our Condensed Consolidated Statements of Operations:

                                  VERSATA, INC.
                                 (In thousands)
                                   (unaudited)

                                                                    Three Months Ended                     Six Months Ended
                                                             ---------------------------------     ---------------------------------
                                                             April 30, 2002     March 31, 2001     April 30, 2002     March 31, 2001
                                                             --------------     --------------     --------------     --------------
Revenue:
  Software license                                                     48%                38%                57%                47%
  Services                                                             52%                62%                43%                53%
                                                                ---------          ---------          ---------         ----------
Total revenue                                                         100%               100%               100%               100%

Cost of Revenue:
  Software license                                                      1%                 1%                 1%                 2%
  Services                                                             45%                76%                38%                67%
                                                                ---------          ---------          ---------         ----------
Total cost of revenue                                                  46%                77%                39%                69%
                                                                ---------          ---------          ---------         ----------
Gross profit                                                           54%                23%                61%                31%

Operating expense:
  Sales and marketing                                                  51%               108%                49%                96%
  Product development                                                  30%                35%                26%                26%
  General and administrative                                           31%                36%                24%                32%
  Stock-based compensation                                              8%               -1%                  5%                12%
  Amortization of intangibles                                          12%                10%                 9%                 7%
Restructuring and other expense                                        13%                63%                 8%                33%
                                                                ---------          ---------          ---------         ----------
Total operating expense                                               145%               251%               122%               206%

Loss from operations                                                  -90%              -229%               -61%              -174%
Interest expenses, net                                                  2%                 8%                 2%                 8%
Other, net                                                            -1%                 --                 -1%                --
                                                                ---------          ---------          ---------         ----------
Net loss                                                              -89%              -221%               -59%              -166%
                                                                =========          =========          =========         ==========

Revenue

     Total revenue consists of software license revenue and services revenue. Total revenue decreased by $6.5 million, or 59%, to $4.5 million in the three months ended April 30, 2002 from $11.0 million for the three months ended March 31, 2001. For the six months ended April 30, 2002, total revenue decreased by $15.1 million, or 58%, to $11.0 million from $26.1 million for the six months ended March 31, 2002.

Software License Revenue

     Software license revenue decreased by $2.0 million, or 48% to $2.2 million in the three months ended April 30, 2002 from $4.1 million for the three months ended March 31, 2001. For the six months ended April 30, 2002, software license revenue decreased by $5.9 million, or 49%, to $6.2 million from $12.2 million for the six months ended March 31, 2002. The decrease is principally attributable to a decrease in IT spending and overall market conditions.

Services Revenue

     Services revenue decreased by $4.5 million, or 65%, to $2.4 million in the three months ended April 30, 2002 from $6.9 million for the three months ended March 31, 2001. For the six months ended April 30, 2002, total services revenue decreased by $9.2 million, or 66% to $4.7 million from $13.9 million for the six months ended March 31, 2002. This trend for professional services, and more specifically for our consulting unit, represents our ongoing efforts to reduce our volatility within this business by referring work to third parties and accepting only profitable assignments. Our services revenue is also impacted by the level of our new software sales.

Cost of Revenue

     Total cost of revenue decreased by $6.5 million, or 76%, to $2.1 million in the three months ended April 30, 2002 from $8.5 million for the three months ended March 31, 2001. For the six months ended April 30, 2002, total cost of revenue decreased by $13.7 million, or 76% to $4.2 million from $17.9 million for the six months ended March 31, 2002. This decrease was mainly attributable to management's restructuring plan initiated in the three months ended March 31, 2001, which resulted in savings in personnel, subcontracting, and office costs. We achieved positive gross margins in our services organization for the second quarter in a row and for the six months ended April 30, 2002.

Cost of Software License Revenue

     Cost of license revenue consists of royalties paid to third party vendors for use of their product embedded in ours. Cost of software license revenue decreased by $119,000, or 76%, to $38,000 for the three months ended April 30, 2002 from $157,000 for the three months ended March 31, 2001. For the six months ended April 30, 2002, cost of license revenue went down by $348,000, or 77%, to $106,000 from $454,000 for the six months ended March 31, 2001. The decrease is a result of declining revenues and the result of us selling non royalty-bearing products.

Cost of Services Revenue

     Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue decreased by $6.4 million, or 76%, to $2.0 million for the three months ended April 30, 2002 from $8.4 million for the three months ended March 31, 2001. For the six months ended April 30, 2002, cost of services revenue went down by $13.3 million, or 76%, to $4.1 million in April 2002 from $17.4 million for the six months ended March 31, 2001. This decrease is as a result of the restructuring initiatives initiated by management in January 2001 in response to changes in the market place.

Operating Expenses

     Operating expenses decreased $21.2 million, or 76%, to $6.6 million in the three months ended April 30, 2002 from $27.7 million for the three months ended March 31, 2001. For the six months ended April 30, 2002, operating expenses decreased by $40.2 million, or 75%, to $13.4 million from $53.6 million for the six months ended March 31, 2001. The majority of the decrease was due to our cost-cutting initiatives and reductions in force.

Sales and Marketing

     Sales and marketing expense consists of salaries, commissions, and expense from our sales offices, travel and entertainment expense, marketing programs, and recruitment expenses. Sales and marketing expense decreased by $9.6 million, or 80%, to $2.3 million in the three months ended April 30, 2002 from $11.9 million for the three months ended March 31, 2001. For the six months ended April 30, 2002, sales and marketing expenses decreased by $19.6 million, or 79%, to $5.3 million from $24.9 million for the six months ended March 31, 2001. These decreases were largely attributable to a $4.1 million and $7.8 million reduction in salary and benefit expense due to the reduction in workforce during 2001. In addition, these expenses were lower as a result of decreased spending on marketing programs and other expenses of $2.8 million and $4.9 million for the three and six months ended April 30, 2002.

Product Development

     Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $2.5 million, or 65%, to $1.4 million in the three months ended April 30, 2002 from $3.9 million for the three months ended March 31, 2001. For the six months ended April 30, 2002, product development costs decreased by $4.0 million, or 58%, to $2.9 million from $6.9 million for the six months ended March 31, 2001. All software development costs are expensed in the period incurred. The decrease in costs is mainly attributable to the reduction in workforce in 2001. We had reduced consulting costs of $877,000 and $1.4 million for the three and six months ended April 30, 2002. We anticipate reduced product development costs over the short term, although these expenses may increase over the long term.

General and Administrative

     General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense decreased by $2.6 million, or 65%, to $1.4 million in the three months ended April 30, 2002 from $4.0 million for the three months ended March 31, 2001. For the six months ended April 30, 2002, general and administrative costs decreased by $5.7 million, or 68%, to $2.7 million from $8.3 million for the three months ended March 31, 2001. The decrease was due to a reduction in salary and benefit expense of $748,000 and $1.5 million for the three and six months ended April 30, 2002 related to the recent reductions in the number of general and administrative employees. In addition, bad debt expense decreased by $654,000 and $1.8 million for the three and six months ended April 30, 2002 as a result of our lower sales volume and better collection efforts.

Stock-Based Compensation

     Stock-based compensation expense includes the amortization of unearned employee stock-based compensation, offset by reversals of previously expensed amounts for cancellations of the related options. The impact of variable accounting for the stock appreciation assumed on the acquisition of Verve is also included in this caption. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Stock-based compensation expense also includes expenses for stock granted to consultants in exchange for services. Stock-based compensation expense increased by $491,000, or 348%, to $350,000 for the three months ended April 30, 2002 from a credit to the expense of $141,000 for the three months ended March 31, 2001. The increase is related to the impact of a large number of option cancellations for terminated employees in the three months ended March 31, 2001. For the six months ended April 30, 2002, stock-based compensation expense decreased $2.5 million, or 82%, to $562,000 from $3.1 million for the six months ended March 31, 2001. Additional unvested outstanding options will continue to vest over the next 25 months, which will result in additional compensation expense of approximately $1.2 million in the aggregate in periods subsequent to April 30, 2002. This future expense will be reduced in the event of related option cancellations for employee terminations.

Amortization of Intangibles

     Amortization expense decreased by $607,000, or 53%, to $538,000 for the three months ended April 30, 2002 from $1.1 million for the three months ended March 31, 2001. For the six months ended April 30, 2002, amortization of intangibles decreased by $811,000, or 44%, to $1.0 million from $1.8 million for the six months ended March 31, 2001. This decrease is the result of Versata's goodwill impairment charge of $4.1 million recognized in October 2001.

Restructuring and Other Non-Recurring Expenses

     During  the  three  months  ended  April  30,   2002,   we  continued   our
restructuring efforts, which resulted in a reduction of two employees. Restructuring expenses for the three months ended April 30, 2002 were $579,000, down $6.3 million, or 92%, from $6.9 million for the three months ended March 31, 2001. We also settled with a former executive, which resulted in our writing off his note with a balance due of $192,000. For the six months ended April 30, 2002, restructuring expenses decreased $7.7 million, or 90%, to $888,000 from $8.6 million for the three months ended March 31, 2001. The reduction is principally due to the larger extent of the 2001 networking.

Interest Income, Net

     Interest income, net, is primarily comprised of interest income from our cash and investments. We had net interest income of $106,000 for the three months ended April 30, 2002, a decrease of $803,000, or 88%, compared to net interest income of $909,000 for the three months ended March 31, 2001. For the six months ended April 30, 2002, interest income, net, decreased $2.0 million, or 89%, to $243,000 from $2.2 million for the three months ended March 31, 2001. The reduction in interest income is primarily due to our reduced cash balance.

Provision for Income Taxes

     We have incurred operating losses for all periods from inception through April 30, 2002. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment financing. As of April 30, 2002, we had $24.5 million in cash and cash equivalents, restricted cash and short-term investments and $11.1 million in working capital. Net cash used in operating activities was $6.1 million in the six months ended April 30, 2002, and $23.8 million for the six months ended March 31, 2001. Net cash flows used by operating activities in each period reflect net losses, offset by non-cash expenses including stock-based compensation, depreciation and amortization, and provision for doubtful accounts. The use of operating cash was also impacted by changes in working capital.

     Net cash used in investing activities was $251,000 for the six months ending April 30, 2002. The decrease in cash used in investing activities primarily reflects the purchases of short-term investments of $273,000 in the six months ended April 30, 2002 compared to the maturities of investments of $23.2 million for the six months ended March 31, 2001, offset by purchases of property and equipment of $11.3 million, and cash paid for an acquisition of $1.9 million .

     Net cash provided by financing activities was $854,000 in the six months ended April 30, 2002, as compared to $2.0 million for the six months ended March 31, 2001. The higher amount from last year is due to proceeds from the issuance of stock under the employee stock purchase plan. Versata suspended employee participation in this plan in August 2001.

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

Determining Functional Currencies for the Purpose of Consolidation

     We  have  several  foreign   subsidiaries,   which  together   account  for
approximately 20% of our net revenues for the three months ended April 30, 2002, and 4% of our assets and 4% of our total liabilities as of April 30, 2002.

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

Contingencies

     Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position. Management has recorded an accrual for the deductible amount of directors' and officers' liability insurance of $350,000. See further discussion in note 7 to the financial statements

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

Weakening  of  World  Wide   Economic   Conditions   Realized  in  the  Internet
Infrastructure Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates.

     The revenue growth of our business depends on the overall demand for computer software, particularly in the product segments in which we compete. Any slowdown of the worldwide economy affects the buying decision of corporate customers. Because our sales are primarily to Global 2000 customers, our business also depends on general economic and business conditions. A reduction in demand for computer software, caused by a weakening of the economy, such as occurred in 2001 and continues in 2002, or otherwise, may result in decreased revenues or lower revenue growth rates.

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

Our Failure to Accurately Forecast Sales May Lead to a Disappointment of Market Expectations.

     Our Company uses a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself such as occurred in the fourth quarter of 2001 and first quarter of 2002 could cause our Company to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, the current slowdown in the economy is causing purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

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

     Accordingly, our quarterly results are difficult to predict until the end of the quarter. Delays in product delivery or closing of sales near the end of a quarter caused quarterly revenues and net income to fall significantly short of anticipated levels in the three months ended April 30, 2002, and given the current economic slowdown, may well occur in future quarters.

     Our license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. We typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Since our operating expenses are relatively fixed and are based on anticipated revenue levels, a delay in bookings from even a small number of license transactions could cause significant variations in revenues quarter to quarter and could cause net income to fall significantly short of anticipated levels. As an example, the dollar amounts of large orders for our products have been increasing and therefore the operating results for a quarter could be materially adversely affected if a number of large orders are either not received or are delayed, due to cancellations, delays, or deferrals by customers. This circumstance occurred in the previous quarters. Revenue shortfalls below our expectations could have an immediate and significant adverse effect on our results of operations.

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

     We and certain of our former officers and a director have been named as defendants in a private securities class action lawsuits. In addition, two derivative actions on behalf of our Company were filed against certain current and former officers and directors in California state court. Depending on the outcome of such litigation, we may be required to pay substantial damages or settlement costs, which could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these matters, such actions may cause a diversion of management time and attention.

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

     On May 17, 2002, Versata stockholders approved a reverse split of Versata's common stock, and on May 24, 2002 the Company implemented a one for six reverse stock split. Versata's common stock will trade under the symbol "VATAD" as an interim symbol to denote its new status for 20 trading days. Thereafter, Versata's common stock will resume trading under its current symbol "VATA".

     On May 21, 2002 Versata received a Staff Determination Letter from Nasdaq National Market indicating that Versata has not regained compliance with the minimum bid price requirements for continued listing set forth in the Marketplace Rules 4450 (a)(5) and 4450(e)(2) and that its securities are, therefore, subject to delisting from the Nasdaq National Market. Versata has appealed the Staff Determination and during this process Versata's stock will remain listed on the Nasdaq National Market.

     If our appeal receives an unfavorable determination by Nasdaq, our common stock would be removed from listing on the Nasdaq National Market, which could have a material adverse effect on us and on the price of our common stock. Versata does not intend to have the stock delisted and is reviewing its options, which may include, subject to Nasdaq's approval, moving its securities to the Nasdaq Small Cap Market.

We Have Incurred Increasing Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

     We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of April 30, 2002, we had an accumulated deficit of

$190.5 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

     If we fail to add new customers who license our products, our services revenue will also likely decline. Our service revenue is derived from fees for professional services and customer support related to our products. The total amount of services and support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a further downturn in our software license revenue such as it occurred during 2001 and more recently in 2002 or a decline in the percentage of customers who renew their annual support agreements, our services revenue could become flat or further decline.

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

     As a result of the recent terrorist activities and related military and security operations, economic activity throughout the United States and much of the world was substantially disrupted. This significantly adversely impacted our operations and our ability to generate revenues. Any future terrorist activities or any continued military or security operations involving the U.S. could have a similar or worse effect on our operating results, particularly if such attacks or operations occur in the last month or weeks of our fiscal quarter or are significant enough to further weaken the U.S. or global economy. In particular, such activities and operations could result in reductions in information technology spending, and deferrals, reductions or cancellations of customer orders for our products and services.

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

Since the Licensing of Our Automation Technology is a Key Component of Sales, Our Business May Suffer If We Cannot Protect Out Intellectual Property.

     Approximately 48% of our revenue in the first quarter of 2002 was derived from the license of software products. We rely on a combination of contractual provisions, confidentiality procedures, and patent, trademark, trade secret and copyright laws to protect the proprietary aspects of our technology. We currently have a U.S. patent relating to our automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. In addition, we have a U.S. patent pending relating to our business rules automation in database application development and maintenance. We cannot predict whether this patent application will result in an issued patent, or if a patent is issued, whether it will provide any meaningful protection. Moreover, these legal protections afford only limited protection and competitors may gain access to our intellectual property which may result in the loss of our customers.

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

INTEREST RATE RISKS. Our exposure to interest rate risks results primarily from short-term investments. These securities have been classified as cash and cash equivalents when the maturity dates are less than 90 days at the date of issuance, and as short-term investments when the maturity dates are between 90 and 365 days at the date of issuance. Based on our balance of cash and cash equivalents and short-term investments at April 30, 2002, our interest risk, based on a hypothetical increase in interest rates of 50 basis points for the financial instruments included in our portfolio, would be a decrease of approximately $15,674 in the value of our portfolio.

FOREIGN CURRENCY RISKS. As of April 30, 2002, Versata had operating subsidiaries located in the United Kingdom, Canada, India, Germany, Australia, and France, Canada and Australia. Internationally, Versata invoices customers primarily in local currency and we maintain only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We do not currently enter into foreign currency hedge transactions. Through April 30, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action

     In April and March 2001, several securities class action complaints were filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated in the United States District Court for the Northern District of California and lead plaintiffs and lead counsels were appointed. On October 19, 2001 the lead plaintiffs filed an amended class action complaint naming us, certain of our former officers and a current director, as defendants. The consolidated amended complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under section 11 and 15 of the Securities Act of 1933. The consolidated amended complaint seeks an unspecified amount of damages on behalf of persons who purchased our stock during the class period. On May 23, 2002 the Court granted in part and denied in part the motion to dismiss the consolidated amended complaint by dismissing the section 10(b) and section 20(a) claims in its entirety, and dismissing all but a portion of the section 11 and section 15 claims. We intend to defend these actions vigorously. We expensed the deductible amount of directors' and officers' liability insurance of $350,000 in April 2001.

State Derivative Action

     In June 2001, shareholders filed derivative actions ostensibly on behalf of us against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. On November 7, 2001, the state court issued an Order granting Versata's Motion to Stay Proceedings in the consolidated derivative action until the earlier of the filing of an answer by Versata in the Federal action or dismissal of that action. An additional derivative complaint filed May 2002 will be consolidated with the earlier actions, and thus is subject to the November 7, 2002 stay of proceedings.

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

Item 6. EXHIBITS

(a) The following exhibits are included herein:

     EXHIBIT
      NUMBER                            DESCRIPTION OF DOCUMENT
      ------                            -----------------------

      2.1(1)          Agreement and Plan of Reorganization by and among Versata,
                      Inc.,  VATA  Acquisition  Corp.,  Verve,  Inc. and Certain
                      Shareholders of Verve, Inc., dated October 18, 2000
      3.1(2)          Amended  and  Restated  Certificate  of  Incorporation  of
                      Versata.
      3.2(2)          Amended and Restated Bylaws of Versata.
      4.1(2)          Form of Specimen Common Stock Certificate.
     10.1(2)*         2000 Stock Incentive Plan of Versata.
     10.2(2)*         Employee Stock Purchase Plan of Versata.
     10.3(2)          Fourth Amended and Restated  Investors'  Rights Agreement,
                      among Versata and some of its stockholders, dated November
                      30, 1999.
     10.4(2)          Form of  Indemnification  Agreement  entered  into between
                      Versata and each of its directors and executive officers.
     10.5(2)          Agreement  of Sublease  dated  October 18,  1999,  between
                      Versata and ICF Kaiser International, Inc.
     10.6(2)          Loan and  Security  Agreement,  dated  January  23,  1997, between  Versata and Venture  Banking Group, a division of
                      Cupertino National Bank, as amended September 22, 1998.
     10.7(2)          Senior Loan and Security Agreement, dated August 20, 1999, between  Versata  and  Phoenix  Leasing  Incorporated,  as amended on October 1, 1999.
     10.8(2)+         Joint Product and Marketing Agreement, dated September 27,
                      1999, between Versata and IBM.
     10.9(3)          Lease  agreement,  dated  as of  April  10,  2000,  by and between  Versata and Kaiser Center,  Inc. for the sublease of office space in Oakland, CA.
     10.10(4)         Software  Remarketing  Agreement,  effective September 27,
                      2000, between Versata and International  Business Machines
                      Corporation.
     21.1**           Subsidiaries of Versata.

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

VERSATA, INC.

Date: June 14, 2002                  /s/  EUGENE WONG
                                     -------------------------------------------
                                          Interim Chief Executive Officer

                                     /s/  JIM DOEHRMAN
                                     -------------------------------------------
                                          Chief Operating Officer,
                                          Chief Financial Officer, Secretary
                                          and Executive Vice President