Form 10-Q
period 2002-07-31
VERSATA INC
filed 2002-09-13
CIK 1034397

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

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

                                 Yes [X] No [ ]

    As of August 31, 2002, the total number of outstanding shares of the Registrant's common stock was 7,343,470.

                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets at
   July 31, 2002 and at October 31, 2001 (unaudited) ...................  3

Condensed Consolidated Statements of Operations and
   Comprehensive Loss for the Three and Nine Months
   Ended July 31, 2002 and June 30, 2001 (unaudited) ...................  4

Condensed Consolidated Statements of Cash Flows for the
   Nine Months Ended July 31, 2002 and June 30, 2001 (unaudited) .......  5

Notes to Condensed Consolidated Financial Statements ...................  6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .................. 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..... 23

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................. 23

Item 4. Submission of Matters to a Vote of Security Holders ............ 24

Item 6. Exhibits and Reports on Form 8-K ............................... 24

Signatures ............................................................. 26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERSATA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                         July 31,    October 31,
                                                           2002         2001
                                                        ---------     ---------

ASSETS
Current assets:
   Cash and cash equivalents                            $  12,408     $  21,871
   Short-term investments                                   5,249         3,036
   Accounts receivable, net                                 3,057         3,975
   Unbilled receivables                                       114           236
   Prepaid expenses and other  assets                       1,010           848
                                                        ---------     ---------
      Total current assets                                 21,838        29,966

Restricted cash                                             5,445         5,445
Property and equipment, net                                 4,512         6,257
Intangibles, net                                            2,469         3,898
Other assets                                                  129           216
                                                        ---------     ---------
      Total assets                                      $  34,393     $  45,782
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $     726     $   1,062
   Accrued liabilities                                      4,029         6,177
   Accrued restructuring                                      544         1,420
   Deferred revenue                                         5,799         6,246
   Current portion of long-term debt                          167           237
                                                        ---------     ---------
      Total current liabilities                            11,265        15,142

Accrued restructuring, less current portion                 1,022         1,513
Long-term debt, less current portion                          170           337
                                                        ---------     ---------
      Total liabilities                                    12,457        16,992
                                                        ---------     ---------

Stockholders' equity
   Common stock                                                43            42
   Additional paid-in capital                             216,238       217,379
   Treasury stock                                            (109)       (1,383)
   Notes receivable from shareholders                         (23)         (301)
   Unearned stock-based compensation                         (981)       (2,585)
   Accumulated other comprehensive loss                      (174)         (210)
   Accumulated deficit                                   (193,058)     (184,152)
                                                        ---------     ---------
      Total stockholders' equity                           21,936        28,790

                                                        ---------     ---------
      Total liabilities and stockholders' equity        $  34,393     $  45,782
                                                        =========     =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                  VERSATA, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                           Three Months Ended             Nine Months Ended
                                                                           ------------------             -----------------
                                                                      July 31, 2002  June 30, 2001   July 31, 2002  June 30, 2001
                                                                      ----------------------------   ----------------------------
Revenue:
Software license                                                           $  2,167     $  5,991        $  8,409     $ 18,160
Services                                                                      2,464        5,102           7,173       19,374
                                                                           --------     --------        --------     --------
Total revenue                                                                 4,631       11,093          15,582       37,534
                                                                           --------     --------        --------     --------

Cost of revenue:
Software license                                                                 63          149             169          603
Services (exclusive of stock-based compensation of                            1,854        5,370           5,985       23,191
   $68 and $549 for the three months ended July 31,
   2002 and June 30, 2001, and $353 and $1,802 for the nine months ended July 31, 2002 and June 31, 2001, respectively)
                                                                           --------     --------        --------     --------
Total cost of revenue                                                         1,917        5,519           6,154       23,794
                                                                           --------     --------        --------     --------
Gross profit                                                                  2,714        5,574           9,428       13,740
                                                                           --------     --------        --------     --------

Operating expense:
Sales and marketing (exclusive of stock-based compensation                    1,716        8,657           7,048       33,562
   of $70 and $1,297 for the three months ended July 31,
   2002 and June 20, 2001, and $336 and $4,947 for the nine
   months ended July 31, 2002 and June 30, 2001, respectively)
Product development (exclusive of stock-based compensation                    1,228        2,650           4,106        9,509
   of $36 and $297 for the three months ended July 31, 2002
   and June 30, 2001, and $199 and $442 for the nine months ended
   July 31, 2002 and June 30, 2001, respectively)
General and administrative (exclusive of stock-based compensation             1,154        3,045           3,836       11,378
   of $90 and $83 for the three months ended July 31, 2002 and
   June 30, 2001, and $286 and $446 for the nine months ended
   July 31, 2002 and June 30, 2001, respectively)
Stock-based compensation                                                        204          717             766        3,786
Amortization of intangibles                                                     473        1,152           1,488        2,978
Restructuring and other non-recurring expenses (exclusive of the                428        3,504           1,316       12,106
   benefit of $60 and $1,509 for the three months ended July 31, 2002, and June 30, 2001, and $408 and $3,851 for the nine months and
   June 30, 2002, relating to the reversal of previously recorded stock-based compensation related to employees terminated in the restructuring)
                                                                           --------     --------        --------     --------
Total operating expense                                                       5,203       19,725          18,560       73,319

                                                                           --------     --------        --------     --------
Loss from operations                                                         (2,489)     (14,151)         (9,132)     (59,579)
Interest income, net                                                             91          489             334        2,691
Other income (expense), net                                                     (10)         (53)           (108)        (115)
                                                                           --------     --------        --------     --------
Net loss                                                                   ($ 2,408)    ($13,715)       ($ 8,906)    ($57,003)
                                                                           ========     ========        ========     ========

Unrealized gain (loss) on marketable securities                                 (11)         (37)             (8)          21
Foreign currency translation gain (loss)                                       (687)         (195)            44         (472)

                                                                           --------     --------        --------     --------
Comprehensive loss                                                         ($ 3,106)    ($13,947)       ($ 8,870)    ($57,454)
                                                                           ========     ========        ========     ========

Basic and diluted net loss per share                                       ($  0.34)    ($  2.05)       ($  1.27)    ($  8.61)
                                                                           ========     ========        ========     ========

Weighted-average common shares                                                7,145        6,694           7,024        6,619
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

                                  VERSATA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     Nine Months Ended
                                                                                ---------------------------
                                                                                July 31,           June 30,
                                                                                  2002               2001
                                                                                --------           --------
Cash flows from operating activities:
    Net loss                                                                    $ (8,906)          $(57,003)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                           3,220              5,250
           Provision for doubtful accounts                                           227              2,931
           Write-down of leashold improvements and office furniture
             due to restructuring                                                   --                2,894

          Stock-based compensation expense                                           766              3,786
           Cancellation of promissory note                                           263                598
          Change in operating assets and liabilities:

           Accounts receivable                                                       785             (1,550)
           Unbilled receivables                                                      122              1,494
           Prepaid expenses and other assets                                        (162)             1,250
           Restricted cash                                                           --                (162)
           Other assets                                                               15              1,033
           Accounts payable and accrued liabilities                               (2,516)            (4,128)
           Accrued restructuring                                                  (1,438)             1,956
           Deferred revenue                                                         (447)             1,108
                                                                                --------           --------
                       Net cash used in operating activities                      (8,071)           (40,543)
                                                                                --------           --------

Cash flows from investing activities:

    Net change in short-term investments                                          (2,216)            29,725
    Purchase of property and equipment                                               (35)           (11,572)
    Proceeds from sale of property and equipment                                    --                  283
    Increase in notes receivable from related parties                               --                   26

    Net cash used in connection with acquisition, net of cash acquired              --               (1,884)
                                                                                --------           --------
                       Net cash (used in) provided by investing activities        (2,251)            16,578
                                                                                --------           --------

Cash flows from financing activities:
     Principal payments on capital lease obligations and equipment loan             (166)              (177)
     Proceeds from issuance of common stock under employee stock
       purchase plan                                                                --                1,429
     Proceeds from exercise of stock options and warrants                            107                330
     Repurchase of common stock from stockholders                                                       (24)
     Purchase of treasury stock from former officer                                 --                 (464)
     Proceeds from sale of common stock held by former officer                       976               --
     Net payments from stockholders on notes receivable                                0                746
     Loans provided to stockholders                                                  (94)              (375)
                                                                                --------           --------
                       Net cash provided by financing activities                     823              1,929
                                                                                --------           --------

Effects of exchange rate changes on cash                                              36               (195)
                                                                                --------           --------
                          Decrease in cash and cash equivalents                   (9,463)           (22,231)

Cash and cash equivalents at beginning of period                                $ 21,871           $ 42,837
                                                                                --------           --------
Cash and cash equivalents at end of period                                      $ 12,408           $ 20,142
                                                                                ========           ========

Supplemental disclosures of cash flow information
                                                                                --------           --------
Cash paid during the period for interest                                        $     64           $     76
                                                                                ========           ========
Supplemental schedule of noncash investing and financing activities
                                                                                                   --------
Issuance of common stock in connection with acquisition                            --              $  4,503
                                                                                --------           ========
Assumption of stock options in connection with acquisition                         --              $  2,098
                                                                                ========           ========
Notes receivable canceled in exchange for repurchase of common stock
from stockholders                                                                  --              $  1,518
                                                                                ========           ========
Acquisition of treasury stock in exchange for cancellation of note                 --              $    919
                                                                                ========           ========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                                  VERSATA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The Company

     Versata was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata, Inc. provides a business logic management system that enables the creation, execution, change and re-use of business logic (the "heart" of the application) for companies to build large, distributed applications in the J2EE (Java 2 Enterprise Edition) infrastructure. Versata, Inc. provides a declarative approach for transaction and process logic, which enables companies to deliver business logic as a key strategic asset of their enterprise architecture.

     On December 31, 2001, Versata announced a change in its fiscal year and from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. Versata had previously released results for the three months ended March 31, June 30 and September 20 of 2001. The comparisons in this quarterly report will be for the three and nine month periods ended July 31, 2002 and June 30, 2001. The Company will not be restating prior quarters results as this is not practicable and cannot be cost justified. Versata's business is not seasonal, and we believe that the results as previously reported are comparable.

On May 17, 2002, Versata stockholders approved a reverse split of Versata's common stock, and on May 24, 2002 the Company implemented a one for six reverse stock split. Although there were no guarantees, the reverse stock split was implemented to allow the Company's common stock to trade above $1.00 per share minimum bid price as required by NASDAQ Marketplace Rules, and therefore, to help the Company to continue its listing on the NASDAQ National Market. All shares and per share amounts were restated to give effect to this reverse stock split. On August 16, 2002, Versata received notification from the NASDAQ Listing Qualification Panel that the Company was in full compliance with the requirements necessary for continued listing on the NASDAQ national Market. In accordance with the decision, the Company will remain listed on the NASDAQ National Market and the hearing file was closed.

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

2. Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of July 31, 2002, and for the three and nine months ended July 31, 2002 and June 30, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Versata, Inc. and its wholly owned subsidiaries, located in North America, Europe, Australia, and India. Versata, collectively referred to as the "Company" or "Versata." Intercompany accounts have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the financial position as of July 31, 2002, and the operating results for the three and nine month periods ended July 31, 2002 and June 30, 2001, respectively, and cash flows for the nine months ended July 31, 2002 and June 30, 2001, respectively. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the ten month period ended October 31, 2001.

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

In November 2001, the FASB Emerging Issues Task Force ("EITF") issued EITF Topic D-103, Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred, renamed issue 01-14 in January 2002, which requires companies to report reimbursements of "out-of-pocket" expenses as revenue and the corresponding expenses incurred as costs of revenues within the income statement. We adopted this provision during the current fiscal year and added $158,000 and $375,000 in services revenue and cost of services revenue for the three and nine months ended July 31, 2002, respectively. We have also reclassified $234,000 and $619,000 for the three and nine months ended June 30, 2001. Prior to the adoption of Issue 01-14, these costs were netted.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Exit or Disposal Activities, or SFAS 146. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the quarter ending January 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

4. Restructuring and Other Non-Recurring Expenses

     During  the  three  months   ending  July  31,  2002,   we  continued   our
restructuring efforts, and reduced our US-based workforce by twenty four employees. All departments were impacted by this reduction.

     For the nine months ending July 31, 2002, our restructuring costs included, in addition to the reductions above:

     o   a  settlement  of a note  receivable  with  a  former  executive  which
         resulted  in  a  charge  of  $192,000   to   restructuring   and  other
         non-recurring costs.

     o additional staff reductions totaling forty two employees; impacting all Company departments and including nineteen positions in the Americas; seventeen positions in India and six positions in Europe.

     The following table summarizes the Company's restructuring and other nonrecurring expenses, by geographic region (in thousands):

                                                    Employee   Office Closure and  Other Costs         Total
                                                   Severance    Subleasing Costs

Accrual balance, October 31, 2001                      905            1,845              346            3,096
                                                    ------           ------           ------           ------
United States additions                                205             --               --                205
Europe, Middle East, Africa (EMEA)
   additions                                           104             --               --                104
                                                    ------           ------           ------           ------
Consolidated expense                                   309             --               --                309

Cash payment in the first quarter, 2002              1,014              592              129            1,735
                                                    ------           ------           ------           ------

Accrual balance, January 31, 2002                   $  200           $1,253           $  217           $1,670
                                                    ------           ------           ------           ------

United States additions                                238               41              192              471
Europe, Middle East, Africa (EMEA)
   additions                                            78               30             --                108
                                                    ------           ------           ------           ------

Consolidated expense                                   316               71              192              579

Noncash portion in the second quarter, 2002           --               --                192              192
Cash payments in the second quarter, 2002              405             --                 23              428
                                                    ------           ------           ------           ------
Accrual balance, April 30, 2002                     $  111           $1,324           $  194           $1,629
                                                    ------           ------           ------           ------

United States additions                                400             --               --                400
Europe, Middle East, Africa (EMEA)
   additions                                            28             --               --                 28
                                                    ------           ------           ------           ------
Consolidated expense                                   428             --               --                428

Noncash portion in the third quarter, 2002
Cash payments in the third quarter, 2002               290               70              131              491
                                                    ------           ------           ------           ------
Accrual balance, July 31, 2002                      $  249           $1,254           $   63           $1,566
                                                    ------           ------           ------           ------

    Subsequent to October 31, 2001, there have not been any significant changes to the Company's estimate of the total costs of prior restructuring and other nonrecurring activities.

5.  Impairment of Intangible Assets

    During the ten-month period ended October 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Verve, Inc. The assessment was performed primarily due to the significant sustained decline in the Company's stock price since the valuation date of the shares issued in the Verve, Inc. acquisition, resulting in the net book value of its assets prior to the impairment charge significantly exceeding the Company's market capitalization, the overall decline in the industry growth rates, and projected operating results. As a result, the Company recorded a $4.1 million impairment charge to reduce goodwill and other identifiable intangibles. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of such date. There is no remaining goodwill balance at July 31, 2002.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations ." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. Versata adopted SFAS No. 142 effective November 1, 2001. The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements as we had no goodwill recorded on our balance sheet on the date of adoption.

The following table presents comparative information showing the effects that non-amortization of goodwill would have had on the statements of operations for the three and nine month periods ended June 30, 2001 (in thousands, except per share amounts).

                                                           Three Months Ended                    Nine Months Ended
                                                     July 31, 2002     June 30, 2001     July 31, 2002    June 30, 2001
Reported net loss                                    $     (2,408)      $   (13,715)       $  (8,906)        $  (57,003)
Goodwill amortization                                      --                   628             --                1,538
                                                     ------------       -----------        ---------         ----------
Adjusted net loss                                    $     (2,408)      $   (13,087)       $  (8,906)        $  (55,465)
Basic and diluted net loss per share                        (0.34)            (2.05)           (1.27)             (8.61)
Goodwill amortization                                      --                  0.09             --                 0.23
                                                     ------------       -----------        ---------         ----------
Adjusted basic and diluted net loss per share        $      (0.34)      $     (1.96)       $   (1.27)        $    (8.38)

Intangible assets consist of purchased technology of $5.7 million, which is being amortized on a straight-line basis over the expected life of 3 years.

6.  Net Loss Per Share

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

         The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods presented (in thousands, except per share amounts):

                                                      Three Months Ended              Nine Months Ended
                                                 ----------------------------    ----------------------------
                                                 July 31, 2002   June 30, 2001   July 31, 2002   June 30, 2001
                                                 ----------------------------    ----------------------------
Numerator:
       Net Loss                                      ($2,408)      ($13,715)        ($8,906)      ($57,003)
                                                  ----------      ---------        --------      ---------

Denominator:
       Weighted average shares outstanding             7,342          7,150           7,286          6,959
       Weighted average unvested shares of
         common stock subject to repurchase             (197)          (456)           (262)          (340)
                                                  ----------      ---------        --------      ---------

       Denominator for basic and diluted
         calculation                                   7,145          6,694           7,024          6,619

Basic and diluted net loss per share              $    (0.34)     $   (2.05)       $  (1.27)     $   (8.61)
                                                  ==========      =========        ========      =========

7. Legal Proceedings

Securities Class Action

Since April 11, 2001, several securities class action complaints were filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated before one judge in the United States District Court for the Northern District of California. On October 19, 2001 the lead plaintiffs filed an amended class action complaint naming us, certain of our former officers and a current director, as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under section 11 and 15 of the Securities Act of 1933. The amended complaint sought an unspecified amount of damages on behalf of persons who purchased our stock during the class period. In July 2002, we reached an agreement with the plaintiffs in principle to settle the class action lawsuit to avoid protracted and expensive litigation and the uncertainty of trial. The agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. Our settlement calls for a payment of $9.75 million in cash by our insurance carriers and the issuance of 200,000 shares of our common stock. The settlement agreement is subject to execution of definitive settlement document and Court approval. Additional class members may opt out of the settlement and bring their own suits, which could result in additional costs to the Company and distraction to management. Accordingly, we expensed the minimum obligation equal to the deductible amount of directors' and officers' liability insurance of $350,000 in April 2001. Additional amounts, if any, will be recognized when they are probable and estimable.

State Derivative Action

Since June 11, 2001, two derivative actions were filed on our behalf against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. On November 7, 2001, the state court issued an Order granting Versata's Motion to Stay Proceedings in the consolidated derivative action until the earlier of the filing of an answer by Versata in the Federal action or dismissal of that action. In July 2002, in conjunction with the settlement of the securities litigation discussed above, we reached an agreement to settle the derivative action. The agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. Our settlement calls for a certain corporate therapeutics to be implemented or continue to be implemented by the Company. The settlement agreement is subject to execution of definitive settlement document and Court approval

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements of Versata and the accompanying notes included in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements include, without limitation, statements
regarding  future  revenue,   expenses,   and  risks.  These    forward-looking
statements are based on management's current expectations, assumptions and projections and entail various risks and uncertainties including those set forth below under "Risk Factors That May Affect Future Results," that could cause actual results to differ materially from those projceted in the forward-looking statements. Versata undertakes no obligation to revise or publicly revise or publicly release the results of any revision to these forward looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

    On December 31, 2001, Versata announced a change in its fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. Versata had previously released results for the three months ended March 31, June 30 and September 30 of 2001. The comparisons in this quarterly report will be for the three and nine month periods ended July 31, 2002 and June 30, 2001. We will not be restating prior quarters results as this is not practicable and cannot be cost justified. Versata's business is not seasonal, and we believe that the results as previously reported are comparable.

    Net revenues from international sales represented 27% and 22% of our total revenue for the three and nine months ended July 31, 2002 and 42% and 31% of our total revenue for the three and nine months ended June 30, 2001.

    Our cost of software license revenue consists of royalty payments to third parties for technology incorporated into our products, the cost of manuals and product documentation, as well as packaging, distribution and electronic delivery costs. Our cost of service revenue consist of salaries of professional service personnel, and payments to third party consultants incurred in providing customer support, training, and consulting services. In accordance with Topic D-103, we have also begun charging reimbursable expenses to cost of services revenue. Cost of services revenue as a percentage of services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

    Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $193.1 million and $184.2 million at July 31, 2002 and at October 31, 2001, respectively.

    In January 2002, we eliminated 40 positions, or 23% of our workforce. We expensed $309,000 to restructuring and other non-recurring expenses relating to this reduction.

    We eliminated another two positions in April of 2002, and expensed $579,000 to restructuring and other expenses.

    In May 2002, we eliminated another 24 positions and expensed an additional $428,000 in restructuring and other non-recurring expenses.

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

                                           Three Months Ended                      Nine Months Ended
                                  -----------------------------------     ----------------------------------
                                     July 31, 2002      June 30, 2001       July 31, 2002      June 30, 2001
                                  --------------------------------------------------------------------------
Software license revenue:
              United States            $   1,441          $   2,474          $    6,504         $   10,554
              Europe                         726              3,517               1,905              6,924
              Other international             --                 --                  --                682
                                       ---------          ---------          ----------         ----------
                                           2,167              5,991               8,409             18,160

Services revenue:
              United States            $   1,921          $   3,980          $    5,661         $   15,464
              Europe                         543              1,122               1,512              3,137
              Other international             --                 --                  --                773
                                       ---------          ---------          ----------         ----------
                                           2,464              5,102               7,173             19,374

Total revenue:
              United States            $   3,362          $   6,454          $   12,165         $   26,018
              Europe                       1,269              4,639               3,417             10,061
              Other international             --                 --                  --              1,455
                                       ---------          ---------          ----------         ----------
                                       $   4,631         $   11,093          $   15,582         $   37,534
                                       =========         ==========          ==========         ==========

    Long-lived assets, consisting of intangibles and property and equipment, are based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of July 31, 2002, and October 31, 2001, approximately $6.5 million and $9.4 million, respectively, of intangibles, property and equipment were located in the United States, $337,000 and $644,000, respectively, were located in Europe, and $95,000 and $107,000, respectively, were located elsewhere.

Results of Operations

    The following table sets forth for the periods indicated the percentage of total revenue represented by certain lines in our Condensed Consolidated Statements of Operations:

                                 (In thousands)
                                   (unaudited)

                                    Three Months Ended                    Nine Months Ended
                               -----------------------------     ---------------------------------
                               July 31, 2002    June 30, 2001      July 31, 2002     June 30, 2001
                               --------------   -------------    --------------      -------------

Revenue:
  Software license                       47%            54%                54%                48%
  Services                               53%            46%                46%                52%
                               --------------   ------------     --------------      -------------
Total revenue                           100%           100%               100%               100%

Cost of revenue:
  Software license                        1%             1%                 1%                 2%
  Services                               40%            48%                38%                61%
                               --------------   ------------     --------------      -------------
Total cost of revenue                    41%            49%                39%                63%
                               --------------   ------------     --------------      -------------
Gross profit                             59%            51%                61%                37%

Operating expense:
  Sales and marketing                    37%            78%                45%                89%
  Product development                    27%            24%                26%                25%
  General and administrative             25%            27%                25%                30%
  Stock-based compensation                4%             6%                 5%                10%
  Amortization of intangibles            10%            10%                10%                 8%
  Restructuring and other
    non-recurring expense                 9%            32%                 8%                32%
                               --------------   ------------     --------------      -------------
Total operating expense                 112%           177%               119%               194%

Loss from operations                    (54)%         (128)%              (59)%             (159)%
Interest expenses, net                    2%             4%                 2%                 7%
Other income (expense), net              --             --                 (1)%               --
                               --------------   ------------     --------------      -------------
Net loss                                (52)%         (124)%              (58)%             (152)%
                               ==============   ============     ==============      =============

Revenue

    Total revenue consists of software license revenue and services revenue. Total revenue decreased by $6.5 million, or 58%, to $4.6 million in the three months ended July 31, 2002 from $11.1 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, total revenue decreased by $22.0 million, or 58%, to $15.6 million from $37.5 million for the nine months ended June 30, 2002.

Software License Revenue

    Software license revenue decreased by $3.8 million, or 64% to $2.2 million in the three months ended July 31, 2002 from $6.0 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, software license revenue decreased by $9.8 million, or 54%, to $8.4 million from $18.2 million for the nine months ended July 31, 2002. The decrease is principally attributable to a decrease in IT spending and overall market conditions.

Services Revenue

    Services revenue decreased by $2.6 million, or 52%, to $2.5 million in the three months ended July 31, 2002 from $5.1 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, total services revenue decreased by $12.2 million, or 63% to $7.2 million from $19.4 million for the nine months ended June 30, 2001. This trend for professional services, and more specifically for our consulting unit, represents our ongoing efforts to reduce our volatility within this business by employing our partner organizations and accepting only profitable assignments. Our services revenue is also impacted by the level of our new software sales, which have decreased.

     We adopted EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred, which requires companies to report reimbursements of "out-of-pocket" expenses as revenue and the corresponding expenses incurred as costs of revenues within the income statement, this fiscal year. In so doing, we increased revenue by $158,000 and $375,000 for the three and nine months ended July 31, 2002, and $234,000 and $619,000 for the three and nine months ended June 30, 2001.

Cost of Revenue

    Total cost of revenue decreased by $3.6 million, or 65%, to $1.9 million in the three months ended July 31, 2002 from $5.5 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, total cost of revenue decreased by $17.6 million, or 74% to $6.2 million from $23.8 million for the nine months ended June 30, 2001. This decrease was mainly attributable to management's restructuring plan initiated early 2001, which resulted in savings in personnel, subcontracting, and office costs. We achieved positive margins in our services organization for the third quarter in a row, for the nine months ended July 31, 2002, though it is not guaranteed that this will continue.

Cost of Software License Revenue

    Cost of license revenue consists of royalties paid to third party vendors for use of their product embedded in ours. Cost of software license revenue decreased by $86,000, or 58%, to $63,000 for the three months ended July 31, 2002 from $149,000 for the three months ended June 30, 2001. For the nine months ended July 31, 2002, cost of license revenue went down by $434,000, or 72%, to $169,000 from $603,000 for the nine months ended July 31, 2001. The decrease is a result of declining revenues and the result of us selling non royalty-bearing product.

Cost of Services Revenue

    Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue decreased by $3.3 million, or 65%, to $1.9 million for the three months ended July 31, 2002 from $5.4 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, cost of services revenue went down by $17.2 million, or 74%, to $6.0 million from $23.2 million for the nine months ended June 30, 2001. This decrease is as a result of the restructuring initiatives initiated by management in January 2001 in response to the revenue declines.

     Cost of services revenue includes $158,000 and $375,000 in reimbursable expenses for the three and nine months ended July 31, 2002, and $234,000 and $619,000 in reimbursable expenses for the three and nine months ended June 30, 2001 in accordance EITF Issue 01-14.

Operating Expenses

    Operating expenses decreased $14.5 million, or 74%, to $5.2 million in the three months ended July 31, 2002 from $19.7 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, operating expenses decreased by $54.8 million, or 75%, to $18.6 million from $73.3 million for the nine months ended June 30, 2001. The majority of the decrease was due to our cost-cutting initiatives and reductions in our workforce.

Sales and Marketing

    Sales and marketing expense consists of salaries, commissions, and expense from our sales offices, travel and entertainment expense, marketing programs, and recruitment expenses. Sales and marketing expense decreased by $6.9 million, or 80%, to $1.7 million in the three months ended July 31, 2002 from $8.7 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, sales and marketing expenses decreased by $26.5 million, or 79%, to $7.0 million from $33.6 million for the nine months ended June 30, 2001. These decreases were largely attributable to a $4.1 million and $13.9 million reduction in salary and benefit expense for the three and nine months ending July 31, 2002 due to the reduction in workforce during 2001. In addition, these expenses were lower as a result of decreased spending on marketing programs and other expenses of $1.1 million and $4.7 million for the three and nine months ending July 31, 2002.

Product Development

    Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $1.4 million, or 54%, to $1.2 million in the three months ended July 31, 2002 from $2.7 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, product development costs decreased by $5.4 million, or 57%, to $4.1 million from $9.5 million for the nine months ended June 30, 2001. All software development costs are expensed in the period incurred. The decrease in costs is mainly attributable to the reduction in workforce in 2001. We anticipate reduced product development costs over the short term, although these expenses may increase over the long term.

General and Administrative

    General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense decreased by $1.9 million, or 62%, to $1.2 million in the three months ended July 31, 2002 from $3.0 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, general and administrative costs decreased by $7.5 million, or 66%, to $3.8 million from $11.4 million for the three months ended June 30, 2001. The decrease was due to a reduction in salary and benefit expense of $933,000 and $2.8 million for the three and nine months ending July 31, 2002 versus the three and nine months ending June 30, 2001 related to the recent reductions in the number of general and administrative employees. Versata terminated 17 general and administrative employees, from 32 employees at June 2001 to 15 at July 2002. In addition, bad debt expense decreased by $321,000 and $2.1 million for the three and nine months ending July 31, 2002 versus the three and nine months ending June 30, 2001 as a result of our lower sales volume.

Stock-Based Compensation

     Stock-based compensation expense includes the amortization of unearned employee stock-based compensation, offset by reversals of previously expensed amounts for cancellations of the related options. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Stock-based compensation expense also includes expenses for stock granted to consultants in exchange for services. Stock-based compensation expense decreased by $513,000, or 72%, to $204,000 for the three months ended July 31, 2002 from $717,000 for the three months ended June 30, 2001. For the nine months ended July 31, 2002, stock-based compensation expense decreased $3.0 million, or 80%, to $766,000 from $3.8 million for the nine months ended June 30, 2001. Additional unvested outstanding options will continue to vest over the next 22 months, which will result in additional compensation expense of approximately $981,000 in the aggregate in periods subsequent to July 31, 2002. This future expense will be reduced in the event of related option cancellations for employee terminations.

Amortization of Intangibles

    Amortization expense decreased by $679,000, or 59%, to $473,000 for the three months ended July 31, 2002 from $1.2 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, amortization of intangibles decreased by $1.5 million, or 50%, to $1.5 million from $3.0 million for the nine months ended June 30, 2001. This decrease is the result of Versata's goodwill impairment charge of $4.1 million recognized in October 2001.

Restructuring and Other Non-Recurring Expenses

   During the three months ended July 31, 2002, we continued our restructuring efforts, which resulted in a reduction of 24 employees. Restructuring expense for the three months ended July 31, 2002 was $428,000, down $3.1 million, or 88%, from $3.5 million for the three months ended June 30, 2001. For the nine months ended July 31, 2002, restructuring expenses decreased $10.8 million, or 89%, to $1.3 million from $12.1 million for the nine months ended June 30, 2001. The reduction occurred as most of the initial expense taken for office closures, fixed asset write-offs, and larger reductions in force which occurred during fiscal 2001.

Interest Income, Net

    Interest income, net, is primarily comprised of interest income from our cash and investments. We had net interest income of $91,000 for the three months ended July 31, 2002, a decrease of $398,000, or 81%, compared to net interest income of $489,000 for the three months ended June 30, 2001. For the nine months ended July 31, 2002, interest income, net, decreased $2.4 million, or 88%, to $334,000 from $2.7 million for the nine months ended June 30, 2001. The reduction in interest income is primarily due to our reduced cash balance and lower interest rates earned.

Provision for Income Taxes

    We have incurred operating losses for all periods from inception through July 31, 2002. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain.

Liquidity and Capital Resources

    Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment financing. As of July 31, 2002, we had $17.7 million in cash and cash equivalents and short-term investments and $10.6 million in working capital. Net cash used in operating activities was $8.1 million in the nine months ended July 31, 2002, and $40.6 million for the nine months ended June 30, 2001. Net cash flows used by operating activities in each period reflect net losses, offset by non-cash expenses including stock-based compensation, depreciation and amortization, and provision for doubtful accounts. The use of operating cash was also impacted by changes in working capital.

    Net cash used in investing activities purchase was $2.2 million for the nine months ending July 31, 2002. The decrease is primarily due to the maturity of short-term investments. For the nine months ending June 2001, net cash provided by investing activities was $29.7 million.

    Net cash provided by financing activities was $823,000 in the nine months ended July 31, 2002, as compared to $1.9 million for the nine months ended June 30, 2001. The decrease from last year is due to proceeds from the issuance of stock under the employee stock purchase plan in 2001. Versata suspended employee participation in this plan in August 2001.

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

Determining Functional Currencies for the Purpose of Consolidation

    We  have  several  foreign   subsidiaries,   which  together  accounted  for
approximately 27% of our net revenues for the three months ended July 31, 2002, and 6% of our assets and liabilities as of July 31, 2002.

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

    Accordingly, our quarterly results are difficult to predict until the end of the quarter. Delays in product delivery or closing of sales near the end of a quarter caused quarterly revenues and net income to fall significantly short of anticipated levels in the three months ended July 31, 2002, and given the current economic slowdown, may well occur in future quarters.

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

    Although we have reached an agreement in principle to settle the private securities class action lawsuit against our Company and certain of our former officers and a director and the two derivative actions brought on behalf of our Company against certain current and former officers and directors, the agreement is still subject to execution of a definitive settlement document and Court approval. Additional class members may opt out of the settlement and bring their own suits, which could result in additional costs to the Company and distraction to management.

We Have Incurred Increasing Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

    We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur significant losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of July 31, 2002, we had an accumulated deficit of $193.1 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

If Java Technology Does Not Continue to be Widely Adopted for E-business Application Development, Our Business Will Suffer.

    Our products are based on Java technology, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems. Java is a relatively new language and was developed primarily for the Internet and corporate intranet applications. It is still too early to determine whether Java will achieve greater acceptance as a programming language and platform for enterprise applications. Alternatives to Java include Microsoft's C# language and .net computing platform. Should Java not continue to be widely adopted, or is adopted more slowly than anticipated, our business will suffer. Alternatively, if Sun Microsystems makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired. In the future, our customers also may require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

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

INTEREST RATE RISKS. Our exposure to interest rate risks results primarily from short-term investments. These securities have been classified as cash and cash equivalents when the maturity dates are less than 90 days at the date of issuance, and as short-term investments when the maturity dates are between 90 and 365 days at the date of issuance. Based on our balance of cash and cash equivalents and short-term investments at July 31, 2002, our interest risk, based on a hypothetical increase in interest rates of 50 basis points for the financial instruments included in our portfolio, would be a decrease of approximately $13,532 in the value of our portfolio.

FOREIGN CURRENCY RISKS. As of July 31, 2002, Versata had operating subsidiaries located in the United Kingdom, Canada, Germany, Australia, and France. Internationally, Versata invoices customers primarily in local currency and we maintain only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business. We do not currently enter into foreign currency hedge transactions. Through July 31, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action

Since April 11, 2001, several securities class action complaints were filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated before one judge in the United States District Court for the Northern District of California. On October 19, 2001 the lead plaintiffs filed an amended class action complaint naming us, certain of our former officers and a current director, as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under section 11 and 15 of the Securities Act of 1933. The amended complaint sought an unspecified amount of damages on behalf of persons who purchased our stock during the class period. In July 2002, we reached an agreement with the plaintiffs in principle to settle the class action lawsuit in order to avoid protracted and expensive litigation and the uncertainty of trial. The agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. Our settlement calls for a payment of $9.75 million in cash by our insurance carriers and the issuance of 200,000 shares of our common stock. The settlement agreement is subject to execution of definitive settlement document and Court approval. Additional class members may opt out of the settlement and bring their own suits, which could result in additional costs to the Company and distraction to management. Accordingly, we expensed the minimum obligation equal to the deductible amount of directors' and officers' liability insurance of $350,000 in April 2001. Additional amounts, if any, will be recognized when they are probable and etstimable.

State Derivative Action

Since June 11, 2001, two derivative actions were filed on our behalf against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. On November 7, 2001, the state court issued an Order granting Versata's Motion to Stay Proceedings in the consolidated derivative action until the earlier of the filing of an answer by Versata in the Federal action or dismissal of that action. In July 2002, in conjunction with the settlement of the securities litigation discussed above, we reached an agreement to settle the derivative action. The agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. Our settlement calls for a certain corporate therapeutics to be implemented or continue to be implemented by the Company. The settlement agreement is subject to execution of definitive settlement document and Court approval.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual Shareholder Meeting of the Company was held on May 17, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act. On the proposal to elect one Class III Director of the Company, 35,849,493 shares of the Company's voting securities voted on the matter, of which 35,767, 602 shares were voted for Mr. Robert Davoli. The Class II director and Class I director positions were not up for re-election at the Shareholder Meeting. Mr. Donald W. Feddersen, a Class II director, resigned his position from the board of directors effective at the annual Shareholder Meeting, and Mr. John W. Larson's, a Class III Director of the Company, term of office expired at the annual Shareholder Meeting. Mr. Kanwal Rekhi and Mr. Eugene Wong are Class I directors and their term will expire at the annual meeting following the close of the 2002 fiscal year. Mr. Gary Morgenthaler's, Class II director of the Company, term of office will expire at the annual meeting following the close of the 2003 fiscal year. On the proposal to ratify the selection of PricewaterhouseCoopers LLP, as independent public accountants for the Company for the fiscal year ending October 31, 2002, 24,418 shares of the Company's voting securities were abstaining, 35,809,104 shares voted for the proposal and 15,971 shares voted against the proposal. On the proposal to approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation which effected a reverse split of our outstanding common stock at a ratio of not less than 1-for-2 and not more than 1-for-6 and to authorize the Board of Directors to file such amendment prior to the next annual meeting of stockholder of the Company to be held after the close of the 2002 fiscal year, 94,512 shares of the Company's voting securities were abstaining, 35,336,620 shares voted for the proposal and 418,361 shares voted against the proposal.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

6(a) The following exhibits are included herein:

     EXHIBIT
      NUMBER                         DESCRIPTION OF DOCUMENT
      ------                         -----------------------


     99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6(b) Reports on Form 8-K:

The registrant did not file any reports on Form 8-K during the three months ended July 31, 2002.

                                  VERSATA, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSATA, INC.

Date: September 13, 2002            By:  /s/ EUGENE WONG
                                    --------------------
                                    Eugene Wong
                                    Interim Chief Executive Officer and Director


                                    By:/s/  JAMES DOEHRMAN
                                    ----------------------
                                    James Doehrman
                                    Chief Operating Officer,
                                    Chief Financial Officer, Secretary
                                    and Executive Vice President


                CERTIFICATION OF INTERIM CHIEF EXECUTIVE OFFICER
                      REQUIRED PURSUANT TO RULES 13A-14 OR
                   15-D14 OF THE 1934 SECURITIES EXCHANGE ACT


I, Eugene Wong, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Versata, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 13, 2002            By:  /s/ EUGENE WONG
                                    --------------------
                                    Eugene Wong
                                    Interim Chief Executive Officer and Director


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                      REQUIRED PURSUANT TO RULES 13A-14 OR
                   15-D14 OF THE 1934 SECURITIES EXCHANGE ACT


I, James Doehrman, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Versata, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 13, 2002            By:  /s/ JAMES DOEHRMAN
                                    -----------------------
                                    James Doehrman
                                    Executive Vice President,
                                    Chief Operating Officer and
                                    Chief Financial Officer