Form 10-K
period 2002-10-31
VERSATA INC
filed 2003-01-28
CIK 1034397

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-29757

VERSATA, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0255203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Lakeside Drive Suite 1500 Oakland, CA 94612 (510) 238-4100
(Address including zip code, of principal executive offices and
Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 2002, was $12,017,824 based on the last reported sale price of the registrant’s common stock as reported by the NASDAQ National Market for the last trading day prior to that date.

On January 15, 2003, 7,374,435 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2002 annual stockholders’ meeting to be held on August 15, 2003 are incorporated by reference into Part III of this annual report on Form 10-K.

VERSATA, INC.

FORM 10-K
For The Year Ended October 31, 2002

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on the information currently available to our management. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These statements are based on judgments with respect to, among other things, information available to us, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the sections entitled “Risk Factors That May Affect Future Results” (Item 1) and “Management’s Discussion and Analysis of Financial Position and Results of Operation” (Item 7). In light of significant uncertainties inherent in forward looking information included in this report on Form 10-K, the inclusion of this information should not be regarded as a representation that our plans and objectives will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

PART I

Item 1.      Business

Overview

Versata, Inc. (“Versata” or the “Company”) was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata provides a way for companies to manage the logic in their business systems at the business level, rather than at the system code level.

In today’s “e-Business” world, for a company to take a business idea from conception to reality, it must have a responsive software infrastructure that provides the most flexibility with the best performance. Out of this need has arisen the Service Oriented Architecture (“SOA”) leveraging a Java 2, Enterprise Edition (“J2EE”) application server like IBM WebSphere or BEA WebLogic. The SOA is comprised of six layers: presentation, process, transactions, data logic, integration, and the back-office value chain (financial, customer, and resource management systems). The middle layers of this architecture-process, transactions, and data logic, are called the business logic layers. We believe that we provide the most productive solution for creating, managing, reusing, and executing these business logic layers.

Versata believes that it fundamentally changes the way that a company manages its business logic. Traditional development and execution approaches follow these steps: business analysts document the business logic as application requirements; these requirements are then used by the programmers to draw models, sketch out pseudo-code, and write programs that are intended to meet the original specifications; these programs are then integrated with the rest of the company’s infrastructure resources and deployed to a production environment. With Versata, the middle-steps are eliminated: the business analyst specifies the business logic, and that business logic is executed by the Versata software product, the Versata Logic Server. This fundamental difference enables companies to react faster to business demands by developing applications more efficiently with an enhanced ability to change applications as the business changes. This can be primarily accomplished using existing Information Technology (“IT”) resources rather than hiring Java consultants.

Versata’s solution is well suited for large, enterprise applications with multiple data sources, database tables and multiple user interfaces, with complex business transactions used by thousands of users. Many applications built today are departmental in nature and don’t require the power of Versata; for those we recognize that hand-coding Java may be an acceptable solution. But, when the system is mission-critical to a company’s operations and supports thousands of transactions, more power and productivity is needed, and this is where we believe Versata fits best.

Our objective is to establish the Versata Logic Suite, our family of business logic products, as an extension to the leading application servers for managing a company’s business logic. We intend to do this by extending our technology leadership, continuing to grow our multi-channel distribution network, and leveraging our technology alliances.

We market our products primarily through a direct sales force in North America and in Europe. We also work with a network of consulting and systems integration partners, companies selling pre-packaged software applications, companies developing and integrating custom software applications, and companies selling software applications over the Internet on a subscription services basis.

An important element of our sales and marketing strategy is to leverage relationships with key technology and business partners. Our most important strategic relationship to date has been with IBM. Our strategic marketing, sales and development relationship with IBM provided a single product offering that integrated our software with IBM’s WebSphere® Application Server Advanced Edition on an OEM basis. In September 2000, at our request, we changed our relationship with IBM by entering into a software re-marketing agreement with IBM to allow them to resell some of our products. In September 2001, we further expanded our relationship with

IBM by granting IBM the right to resell the Versata Logic Studio and Versata Logic Server product under the Versata brand name through IBM’s Passport Advantage Program, IBM’s volume licensing program. Versata product availability on Passport Advantage eliminates special handlings, such as separate contracts with Versata for license maintenance and support. This arrangement has improved Versata’s visibility within IBM and helped increase the volume of software sold through IBM.

Versata has also entered into agreements with leading technology companies such as ILOG and MetaMatrix. Under the terms of the agreement with ILOG, the world’s leading supplier of C++ and Java software components, Versata has developed a connector between the Versata Logic Server and ILOG JRules, and in turn, ILOG is developing a connector between their ILOG JViews for Workflow product and the Versata Logic Server. This technical collaboration is expected to result in a unified platform that will support all types of business logic: transactions, processes, and decisions. For the first time, companies will be able to leverage an infrastructure for transactional applications that supports both business process automation for routing, escalating, and coordinating business activities, currently offered by the Versata Logic Server, and decision or deductive rules for decision handling offered by ILOG’s business rule management software. This combination of technologies will also uniquely provide better business management with round-trip visibility from the declarative specification of the business requirements to monitoring and managing the actual transactions, rules, and processes that govern businesses. In addition, Versata and ILOG expect to collaborate on a variety of sales and marketing activities, such as seminars, sales events, and lead generation programs.

MetaMatrix, the Model-Driven Information Integration pioneer, and Versata offer customers a higher level of enterprise application infrastructure automation. Customers who use the MetaMatrix integration technology with Versata’s declarative business logic solution can extend their enterprise applications with new business transactions and processes. We believe that the combined technologies not only simplify application development, but also reduce maintenance cost. Using the Versata and MetaMatrix technologies, companies can rapidly develop data-consuming applications and can easily modify and upgrade existing applications. This agile infrastructure enables companies to adapt quickly to changes in business logic, data sources, technologies, and platforms.

In addition, we have continued to invest in our alliances with BEA Systems and Rational Software, which is being acquired by IBM. Finally, our network of technology partners provides complementary solutions to Versata’s products.

We also offer comprehensive professional services from training, mentoring, return on investment (“ROI”) analysis, staff augmentation and project management to complete turnkey solution services, as well as customer support.

Versata Solution

We believe the Versata Logic Suite provides the most productive solution for delivering large, enterprise applications. Versata’s approach—the declarative creation, execution, reuse, and change of business logic (the “heart” of the application) for a distributed Java infrastructure, provides a strategic advantage for enterprise IT shops. We believe our solution, which consists of a comprehensive suite of software and services, provides the following benefits to our customers:

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

Reduce operating costs

Our solution improves operational efficiencies associated with application development and maintenance by enhancing the productivity of a company’s IT resources. First, our product reduces the lines of code that need to be hand-written, debugged, and tested. Second, the applications that are delivered more accurately meet the user requirements, so there are fewer change requests. Third, existing programmers can be transitioned from other programming technologies like Visual Basic, PowerBuilder, or COBOL, so that companies can take advantage of the existing business domain knowledge. And, because they can transition existing IT programmers, companies can reduce the number of outside consultants that have to be hired.

Reduce project risks

Our solution reduces project risks by taking out the error-prone translation cycles that occur between the business user, business analyst, and the programmer. Rather than translating the requirements, step-by-step, in Versata the requirements are directly executable. In addition, the use of an iterative development approach enables the business users to identify issues sooner by running incremental implementations, which reduce the amount of re-writing that occurs during the project development phase.

Reduce the risk of selecting the wrong technology

Versata implements and layers its technology on top of industry standards and migrates existing business logic to new versions of these standards. This is important because application developers won’t have to re-write their applications as each edition of the J2EE, Enterprise JavaBeans (“EJB”), or other standard changes. Versata enables companies to invest in designing and managing their business logic without concern for the underlying technology.

Inject agility and flexibility into business efforts

With the Versata approach, organizations employ their business logic, the business rules and processes, to knit complex business transactions and interactions together. This business logic penetrates far deeper into business transactions than simply the price, availability and size of a product. They reach into the manner, behavior patterns and conditions under which customers, suppliers, employees and intermediaries interact. Business logic is an integral component of, and exists throughout the framework of, commerce and business transactions.

Our products enable organizations to map their business policies and processes in the language of easy-to-understand business rules and process models (i.e. “An account balance cannot exceed a customer’s credit limit” and “When orders exceed $30,000, send to sales manager for approval”). The Versata “declarative business logic” approach embeds business rules and business process into the core foundation of software applications, making it easier and quicker to (a) build these software applications and (b) make system-wide changes to these software applications once the application has been launched.

By driving key business logic, the core business rules and processes, into the foundation of application development activities, our products address the market need created by: expensive, elongated business application development cycles; the difficulty of changing and updating applications to reflect business needs; business manager and IT developer collaboration issues and the complexity of implementing large-scale, distributed Java applications.

In addition, we believe our products facilitate rapid response to business challenges, enabling constant innovation of processes and applications to stay in step with technology—and ahead of competition. When changes are required to a business application, the Versata approach allows users to systematically implement those changes by modifying a few business rules or process models—versus first finding, then changing, thousands of lines of programmer-developed code. Non-programmers and business-domain experts can also actively participate in, and guide, the translation of business requirements into differentiated e-business software applications and processes.

Improve IT development staff productivity

By making it much less complex to create and modify complicated business applications, Versata enables companies to make their programmers more productive in a Java-technology environment. Efficiencies associated with developers are achieved through savings in time, re-training and outsourcing costs. In addition, we believe our solution optimizes the use of a company’s more advanced Java developers. Rather than wasting time hand-coding every line of an application, developers can be focused on the really difficult tasks such as custom integration and legacy interaction.

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

Leverage standard, high-performance platforms

Our products are based on open industry standards (i.e. J2EE, EJB, XML, etc.) and industry leading platforms such as IBM WebSphere Application Server and BEA Web Logic Server.

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

Strategy

Our mission is to lead Global 2000 companies seeking to build large, distributed applications within a J2EE infrastructure to conclude that Versata is an essential part of their distributed Java infrastructure (J2EE and Web Services) alongside their Application Server and Integrated Development Environment (IDE) of choice. This strategy is based on four pillars:

1.  Provide an Integrated Business Logic Offering

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

2.  Offer a WebSphere Studio Plug-In for Designing Business Logic

Many enterprise companies have embraced IBM’s WebSphere Studio as their standard application development platform. And under an open strategy initiative, IBM has invited a select group of partners to create “plug-ins” for this development environment. In response, Versata has created a plug-in, the Versata Business Logic Designer for WebSphere Studio, which enables WebSphere Studio users to develop the business logic portion of their application using business rules technology.

Because the business logic of enterprise applications is more frequently changed than any other part of an application, this business rules approach is imperative for developers to meet constant demands for change. In addition, this approach enables IT and business to collaborate in building an adaptable infrastructure than can be changed and reconfigured, as the business needs demand, in response to customers or competitors or to streamline operations. By working at a business specification level, rather than at the coding level, business analysts can more actively participate in the development and maintenance.

3.  Target Companies who are Developing Large-Scale, Complex J2EE Applications

We believe companies developing large-scale, complex applications best realize our value. Most of these applications will be used by thousands of people, and performance and scalability are critical to success. Because the Versata Logic Server has been pre-tuned for high-performance, it uniquely meets the requirements of many of these companies.

4.  Narrow the Market Focus

Over 150 companies have deployed complex applications with our solutions. These deployments span 24 industry sectors, with no predominant industry emerging. In 2003 we intend to narrow the market focus in three ways:

•
Refine our sales strategy with the Federal Government by renewing purchasing contracts, adding new federal resellers, and by referencing successful federal applications into, and within, other applicable agencies.

•
Develop whole product offerings for the financial industry—we are currently developing an offering for a specific Line-of-Business (LoB) within the financial industry to gain a foothold into an account and industry, with an end objective to be included as a key element in the J2EE infrastructure.

•	Continue a sales and marketing focus on Independent Software Vendors (ISVs) with the integrated Versata Logic Suite offering.

•
Continually seek to leverage individual account opportunities into tactical sales programs involving industries and/or solutions. Examples may include e-Self Service in Banking and Telecommunications, Data Cleansing and Reference Data projects across industries, and State and Local government solutions with American Management Systems, Inc.

Further, we intend to continue our sales strategy focusing towards reaching the economic buyer as we did in 2002. In addition, we intend to continue our strategy aimed at positioning Versata as a “Business Logic Management System,” used by the business user to create, monitor, and manage business Logic as a corporate strategic asset. With this strategy Versata does not leave behind the IT organization in the pursuit of the business user. The message is the capability to interact at the Business Level, and execute at the IT level. Without execution, the value diminishes to simply documentation (e.g. Computer Aided Software Engineering (“CASE”)). Without operating at the business level, system operation remains the sole purview of IT. Combining both empowers business users, and builds bridges between IT and business users.

Customers

During the year ended October 31, 2002, we licensed our products to 84 customers worldwide for use in a wide range of e-business software applications in diverse markets such as financial services and insurance, telecommunications, energy, government, manufacturing, health care, and retail. In fiscal 2002, we had 27 new license customers including, The University of Chicago, Blue Shield of California, La Poste, the French national post office, a large aerospace and defense manufacturer, a large Boston-based Bank, a Fortune 500 medical supply company, a large manufacturer of semiconductor chips, and one of the worlds leading automobile manufacturers. In addition, 57 repeat customers licensed more software from Versata including Alltel, American Management Systems, Electricite de France (EDF), Hella HG Hueck & Co., IBM, Interpath, Northeastern University, SCT, TJ Maxx and Union Bank of California.

We intend to continue our sales efforts to increase both the number of new customers and the percentage of repeat customers. We target Global 2000 companies in the U.S. or their equivalents abroad. Fidelity National

Information Systems (formerly Micro General Corporation) accounted for approximately 14% of total revenues for the year ended October 31, 2002; British Telecommunication accounted for approximately 17% and Fidelity National Information Systems accounted for approximately 16% of our total revenues for the ten months ended October 31, 2001 and no single customer accounted for more than 10% of total revenues for the year ended December 31, 2000. The following are examples of the application of Versata’s products by selected new and repeat customers during the year ended 2002:

•
J.P. Morgan Chase & Co. (JPMorganChase) signed an Independent Software Vendor (“ISV”) agreement with Versata to resell its operational risk management application, Horizon, built with Versata middleware, to third parties. JPMorganChase purchased Versata software to build a risk assessment software program for its own internal use. Versata’s Java-based business logic development and management software allowed JPMorganChase to quickly complete application development, integrate with existing third party software and permit ongoing modifications. Versata’s open development and execution environment gave JPMorganChase the freedom to adopt and incorporate future technologies for the development and maintenance of flexible Web-based applications. In addition, Versata’s scalability and performance enabled them to meet the needs of its multiple locations as it rolled out the product internally around the globe.

•
American Management Systems, Inc. (AMS) deployed a web-based, zero-client Revenue, ERP-II and Procurement applications utilizing Versata technology. To expedite the development and deployment of its AMS ADVANTAGE suite of applications, AMS offers a host of fully integrated Web-based applications built from the ground up specifically for state and local governments. Recognizing AMS’s need for flexible, timely solutions, Versata provided this leading government systems integrator with the scalable technology essential to the unique and changing requirements of its customers. AMS initially selected Versata to help bring the benefits of its AMS ADVANTAGE product suite from a client/server COBOL based system to a distributed, Java-based model with an accelerated time-to-market. In addition to providing the application development toolkits used with the AMS ADVANTAGE Design Studio, the Versata Logic Server also forms the basis for the AMS ADVANTAGE runtime environment. Upon system completion, and with over 300,000 business rules and 1,600 business objects comprising the AMS ADVANTAGE application, AMS calculates that Versata saved them at least twelve months from having to build their own rules-based development platform. As AMS continues to develop more applications using Versata, it expects that the cost and time savings will increase with each new project.

•
Fiserv CBS Worldwide, a unit of Fiserv, Inc. (Fiserv), signed an ISV agreement with Versata. Through the agreement, Fiserv will build, market and sell certain financial services technology applications using the Versata Logic Server. Fiserv is using Versata to develop its Alliant suite of delivery channel management and customer lifecycle solutions, improving the speed at which Fiserv clients create and deploy new applications to the international financial services market. While integrating delivery channels, including call center, branch and Internet, the Alliant suite of solutions provides the financial institution with a complete view of their customer’s entire relationship, as well as the tools to efficiently manage that relationship.

•
Lehnkering Logistics B.V., a Dutch multi service logistics company, selected Versata to build a new management system for container and bulk logistics. Lehnkering, a logistical service provider for the chemical industry, made the decision to use Versata’s process technology to build their new logistics management system, rather than using a traditional hand-coding approach. Versata’s business logic approach is ideally suited for the task, injecting flexibility and agility into the IT organization. The Versata Logic Suite is designed to enable Lehnkering to use their existing team of developers to better respond to business demands, preserve knowledge as a digital asset to be leveraged again and again, all while getting to market faster. Features of the new system include the ability to rapidly build and customize connectivity to customers, as well as the acceleration and optimization of Lehnkering’s internal processes. Up to 100 employees will use this application, which will accelerate and optimize the entire documentation and communication process between Lehnkering Logistics and its clients. The company aims to become an information broker for its customers.

Products

We believe that the Versata Logic Suite provides the most productive solution for delivering large, enterprise applications. Versata’s approach—the declarative creation, execution, reuse and change of business logic for a distributed Java infrastructure, within IBM WebSphere and BEA WebLogic servers, provides a strategic advantage for enterprise IT shops. Following is a current list of Versata products:

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

Versata Process Logic Engine
The Versata Process Logic Engine (PLE) is the runtime component that enacts business processes, routes work to participants, and provides integration points with external enterprise systems. By facilitating on-the-fly process changes, involving external customers in the processes, and delivering work to the right place at the right time the Process Logic Engine enables customers to maximize business execution. The PLE can be configured as a stand-alone product or as an embedded engine within the Versata Logic Server. It is 100% Java and runs on standard application servers platforms including IBM, BEA, and Borland. The PLE is sold through our direct sales channel.

Supporting Products:

Versata Logic Studio
The Versata Logic Studio houses the designers for both the Transaction Logic and Process Logic Engines. The Transaction Logic components start from data object designs with business logic and rule specifications. The Logic Studio then compiles and deploys the data objects as transactional components (EJB’s) into the pre-built J2EE pattern framework hosted within the Versata Logic Server. The Process Logic components, defined graphically in the language of the business analysts as activity diagrams or work-flows, contain the sequences of activities, sub-processes and transitions that define the sequence, delivery and execution of transactional interactions over time, people and systems.

Versata Presentation Engine and Presentation Designer
The Versata Presentation Engine provides a rich presentation interface to the VLS. It supports both Hypertext Markup Language (“HTML”) and Java clients including browsers, applets in browsers, standalone applets, and applications as they interact with the Versata Logic Server. This includes server-side state and session management and presentation services for HTML clients.

The Versata Presentation Designer provides an automated, template-based environment for designing HTML or Java clients.

Products	Description

Versata Design Adapter for Rational Rose
The Versata Design Adapter for Rational Rose allows for greater integration with the Rose modeling environment during development time. The Unified Modeling Language (“UML”) is the industry-standard language for specifying, visualizing, constructing, and documenting object-oriented applications by providing a graphical representation of the business objects and their relationship to other business objects. The Versata Design Adapter for Rational Rose synchronizes the view of the application(s) business objects represented as a UML Class Diagram (an analysis/high-level design view) in Rational Rose and their design/implementation representation in the Versata Logic Studio.

Versata Connector for ILOG JRules
Versata developed a connector between the Versata Logic Server and ILOG JRules. The collaboration has resulted in a unified platform that supports all types of business logic—transactions, processes, and decisions. For the first time, companies can combine the functionalities of decision support with rule-based transactions and processes in a powerful way. These three core business logic capabilities enable application development that addresses the vast majority of an enterprise’s larger business process management objectives.

Services

An important component of our overall solution is our ability to provide our customers with comprehensive professional services—from training, mentoring, customer support, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Through this comprehensive suite of services, we enable our customers to automate e-business software applications without regard for internal staffing constraints. As of October 31, 2002, our services organization consisted of 40 professionals, including our consulting services organization and contractors, 25 of which were in consulting services, 13 of which were in customer support and 2 of which were in training.

Consulting Services

Versata consulting services offers insight into the realities of complex transaction and process-based business applications. Our services include system architecture, data modeling, system design, software application development, testing, configuration and installation, quality assurance and risk assessment and performance tuning. We also provide project management services to assist customers in developing and deploying large, enterprise applications with multiple data sources and database tables, multiple user interfaces with complex business transactions used by thousands of users. We also offer complete turnkey services whereby Versata professionals and our consulting partners will deliver complete customized solutions. These services can be provided at our customers’ sites as well as via remote electronic connection, offering our customers the balance between personal interaction and speed of responsiveness. with complex business transactions used by thousands of users. We also offer complete turnkey services whereby Versata professionals and our consulting partners will deliver complete customized solutions. These services can be provided at our customers’ sites as well as via remote electronic connection, offering our customers the balance between personal interaction and speed of responsiveness.

Training Services

We offer our customers introductory and advanced training in the use of our products. These training services are offered in several geographic locations, either as standard public training classes located throughout the U.S. and Europe or on-site private training classes. We price these services per course or on a per day basis.

Customer Support

We believe that a high level of customer support services is essential to our success. We offer a range of customer support services including business hour telephone and e-mail support from our Oakland, Australia, German and United Kingdom facilities, 24-hour-a-day/seven-day-a-week production system support and on-site support on request. We also provide our customers with access to a developer’s knowledge base news group, discussion groups and other repositories of information regarding our products. Our customers typically purchase annual customer support contracts at prices dependent upon their desired level of customer service.

Services Partners

In addition to our internal services organization, we have relationships with resellers, professional service organizations and global system integrators that offer consulting, training and customer support services including IBM Global Services, Online Business Systems and Cap Gemini Ernst and Young, to cooperate in the deployment of our products to customers. Our service partners are encouraged to attend and complete a series of Versata training courses. These relationships expose the customer base of these companies to our software and we intend to develop these relationships further.

Sales and Marketing

Sales

We sell our products through a multi-channel distribution model, which includes both direct and indirect channel sales. As of October 31, 2002, our sales organization consisted of 26 professionals throughout North America, Europe and the Pacific Rim. Our sales teams typically include a sales representative and a solutions architect that are supported by a regional service manager.

As of October 31, 2002, we had 12 quota-carrying sales teams, including 11 direct teams and 1 indirect channel focused team.

We utilize sales teams consisting of both sales and technical professionals to create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential customer. Our sales model can include a proof of concept and/or a ROI approach to winning competitive sales opportunities. In many of these competitive situations, the tangible results of our proof of concept/ ROI substantiate the time-to-market advantage, ability to support business flexibility and ease of use, which often lead to a full project implementation.

We complement our direct sales force with channel sales through various types of relationships that either sell, or help us sell, our products and services. These include:

•
IBM.    A significant sales channel is our strategic relationship with IBM. This includes a reselling agreement in which the Versata Logic Studio and Versata Logic Server is available through IBM’s Passport Advantage Program, IBM’s volume licensing program. Versata product availability on Passport Advantage eliminates the special handlings, such as separate contracts with Versata for license maintenance and support. This arrangement has improved Versata’s visibility within IBM and increased the volume of software sold through IBM.

•
System Integrator Partners.    Our system integrator partners include companies that custom develop and integrate software applications, such as global system integrators as well as regional consulting partners. These partners refer our products to new customers and then typically provide the customers with consulting and system integration services. Our systems integrator partners include Advanced Logics, Aidera Consulting, IBM Global Services, Online Business Systems, Cap Gemini Ernst and Young, Logica, KPMG, American Management Systems, and Lockheed Martin Services. In 2003, we intend to further leverage our relationship with system integrator partners.

•
Independent Software Vendors (“ISVs”) that sell pre-packaged software applications, use our software to create and maintain their integrated software products. We typically receive a royalty from these partners for every software sale that integrates the Versata products. Some of these partners included e-banc, System and Computer Technology Corporation (SCT), JPMorganChase and Company, TradePoint Systems LLC., Active-Logistics, AMS, WRQ, Mercator, Fiserv and Ametras.

•	International Distributors. Our international distributors include vendors that sell business software products to companies in Europe, the Middle East, and Australia.

Marketing

We support our sales efforts through a variety of marketing initiatives implemented through both our corporate headquarters and our regional offices. Our marketing organization, which consisted of 4 employees as of October 31, 2002, focuses on creating market awareness for the Versata Logic Suite, generating sales leads, forming relationships with leading technology companies, promoting our e-business automation leadership and educating industry analysts about our solution. We conduct a variety of marketing initiatives worldwide to educate our target market. We have engaged in marketing activities such as business seminars, trade shows, press relations, industry analyst programs, ongoing public relations, advisory councils, direct mailings and telemarketing, managing and maintaining our Website, and producing and distributing sales support materials. Our marketing organization also serves an integral role in acquiring, organizing and prioritizing customer and industry feedback in order to help provide product direction to our development organizations. We formalized this customer-driven approach by establishing advisory council meetings to provide forums for discussing customer needs and requirements. Advisory council meetings provide a useful forum in which to share information, test product concepts and collect data on customer and industry needs. We intend to continue to pursue these programs in the future.

Product Development

The Internet infrastructure industry is characterized by extremely rapid technological change, which requires constant attention to computing technology trends, shifting consumer demand, and rapid product innovation.

Most of the Versata’s software products are developed internally. We also license software technology from third parties. Internal development enables us to maintain closer technical control over the products and gives us the freedom to designate which modifications and enhancements are most important and when they should be implemented. Product documentation is also generally created internally. We believe that a crucial factor in the success of a new product is getting it to market quickly without compromising product quality. Before releasing new software, the product undergoes extensive quality assurance and testing.

Product development expenses, excluding stock-based compensation, totaled approximately $5.5 million for the year ended October 31, 2002; $8.8 million for the ten months ended October 31, 2001; $9.7 million for the year ended December 31, 2000 and $4.8 million for the year ended December 31, 1999.

As of October 31, 2002, our product development team consisted of 40 technical professionals in product development, quality assurance and technical documentation positions. The Versata product development team has benefited from a low turnover rate despite the intensely competitive environment for software engineers.

Competition

The application development market is intensely competitive, subject to technological changes and significantly affected by new product introductions and other market activities of industry participants. We expect the competition in this industry to persist and intensify in the future. Our primary competition comes from companies developing their software applications internally using traditional programming approaches. We also compete with a number of other sources including:

•	Vendors of application server development products and services such as IBM, BEA Systems, Inc., Microsoft, Sun Microsystems, Inc. and Oracle Corporation;

•	Vendors of traditional workflow and process applications such as FileNet, Saviion and IBM;

•	Vendors of Web integrated development environments such as IBM, and Borland; and

•	Companies that market business application software such as Oracle Corporation, PeopleSoft, and SAP.

We believe that the principal competitive factors in our market are:

•	Product functionality and features customized for large-scale, enterprise applications;

•	Ease of product implementation;

•	Responsiveness to business and technical changes;

•	Performance, scalability and availability;

•	Use of standards-based technology;

•	Ease of integration with customers’ existing legacy data, software applications and middleware computing infrastructure;

•	Quality of professional services offerings;

•	Quality of customer support services;

•	Price; and

•	Company reputation.

Although we believe that we currently compete favorably with respect to most of these factors, our market is just reaching the mainstream customer and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with greater financial, sales, marketing, professional services, technical support, training and other resources. The risks associated with competition are more fully discussed in the “Risk Factors That May Affect Future Results” section contained below in this Item 1 of this Report.

Intellectual Property and Licensing

Intellectual Property

We rely on a combination of intellectual property rights to establish and protect our intellectual property. These legal protections afford only limited protection for our technology, and we cannot provide any assurance that other companies will not develop technologies that are similar or superior to our technology. If we fail to protect our proprietary technology, our business could be seriously harmed.

While various proprietary intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on obtaining any particular patent. We currently have a U.S. patent relating to our automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. It is possible that other companies could successfully challenge the validity or scope of our patent and that our patent may not provide a competitive advantage to us. We enforce our copyright, trademark, service mark and trade name rights. Furthermore, as part of our proprietary protection procedures, we enter into non-disclosure agreements with our employees, consultants, customers, distributors and business partners and into license agreements with respect to our software, documentation and other proprietary information. We further seek to avoid disclosure of our intellectual property by restricting access to our source code. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the U.S.

Currently, we are not aware of any pending claims that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties. While we rely on patent, copyright, trademark, trade secret laws and contractual restrictions to protect our technology, we believe that factors such as the creativity and technological skills of our personnel, new product developments, frequent product enhancements and reliable customer service and product maintenance are more essential to establishing and maintaining a technology leadership position. See the “Risk Factors” section under Item 1 for a discussion of the risks associated with proprietary rights.

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

International Operations

We have established international subsidiaries including entities located in Australia, Canada, France, Germany, India and the United Kingdom.

Employees

As of October 31, 2002, we had 119 employees and 14 contractors. Of these individuals, 30 employees were in sales and marketing, 33 employees and 7 contractors were in product development, 37 employees and 3 contractors were in professional services and customer support, and 19 employees and 4 contractors were in finance and administration. Our employees are not represented by any collective bargaining unit, and we believe our relations with employees are satisfactory.

Risk Factors That May Affect Future Results

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties, which may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the following risk factors in evaluating an investment in our common stock.

Weakening of World Wide Economic Conditions Realized in the Internet Infrastructure Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates.

The revenue growth of our business depends on the overall demand for computer software, particularly in the product segments in which we compete. Any slowdown of the worldwide economy affects the buying decision of corporate customers, such as it has in the recent years. Because our sales are primarily to Global 2000 customers, our business also depends on general economic and business conditions. A reduction in demand for computer software, caused by a weakening of the economy, such as occurred in fiscal 2001 and fiscal 2002, or otherwise, may result in decreased revenues or lower revenue growth rates.

If We Do Not Effectively Compete With New and Existing Competitors, Our Revenues and Operating Margins Will Decline.

The Internet infrastructure software market in general, and the market for our software and related services in particular, are new, rapidly evolving and highly competitive. Many of our competitors, including but not limited to IBM, BEA Systems, Inc., Microsoft, Oracle, and Sun Microsystems have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors, such as the ones mentioned herein; also have more extensive customer bases, broader customer relationships and broader industry alliances that they could leverage, thereby establishing relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional service organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings or may introduce new products and enhancements. Furthermore, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If we fail to compete successfully with our competitors, the demand for our products would decrease. Any reduction in demand could lead to loss of market share, a decrease in the price of our products, fewer customer orders, reduced revenues, reduced margins, and increased operating losses. These competitive pressures could seriously harm our business and operating results.

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

Our Failure to Accurately Forecast Sales May Lead to a Disappointment of Market Expectations.

Our Company uses a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself such as occurred in the fourth quarter of fiscal 2001 and first quarter of fiscal 2002 could cause our Company to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, the current slowdown in the economy is causing purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

The Price of Our Common Stock is Volatile, and It May Fluctuate Significantly.

The market price of our common stock has fluctuated significantly and has declined sharply since our initial public offering in March 2000 and more recently in 2002. Our Company’s stock price is affected by a number of factors, some of which are beyond our control, including:

•	Quarterly variations in results, announcements that our revenue or income are below analysts’ expectations;

•	The competitive landscape;

•	Technological innovations by us or our competitors;

•	Changes in earnings estimates or recommendations by analysts;

•	Sales of large blocks of our common stock, sales or the intention to sell stock by our executives and directors;

•	General economic and market conditions;

•	Additions or departures of key personnel;

•	Estimates and projections by the investment community; and

•	Fluctuations in our stock trading volume, which is particularly common among highly volatile securities of software companies.

As a result, our stock price is subject to significant volatility. In the past, following periods of volatility or decline in the market price of a company’s securities, securities class action litigation has at times been instituted against that company. We have settled our securities litigation pending final approval from the Court, and may be subject to additional litigation. This could cause us to incur substantial costs and experience a diversion of management’s attention and resources.

Any Potential Delisting of Versata’s Common Stock from the NASDAQ National Market Could Harm Our Business.

Versata’s common stock trades on the NASDAQ National Market, which has certain compliance requirements for continued listing of common stock, including the requirement that our common stock have a minimum bid price of $1.00 per share and that we maintain a market value of publicly held shares of at least $5 million.

Over the past fiscal year, our Company’s common stock has not consistently maintained a minimum bid price of $1.00 and our market value of publicly held shares has periodically dropped below the $5 million requirement for numerous trading days.

If were are unable to maintain our compliance with the NASDAQ National Market listing requirements, and any appeal we file as a result of a notice of noncompliance receives an unfavorable determination by NASD our common stock would be removed from listing on the NASDAQ National Market that could have a material adverse effect on us and on the price of our common stock.

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

Accordingly, our quarterly results are difficult to predict until the end of the quarter. Delays in product delivery or closing of sales near the end of a quarter caused quarterly revenues and net income to fall significantly short of anticipated levels in the past year, and given the current economic slowdown, may well occur in future quarters.

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

We May Have to Delay Recognizing License or Service Related Revenue for a Significant Period, Which Could Negatively Impact Our Results of Operations.

Although we mainly enter into standard license agreements and time-and- materials services agreements, we may occasionally have to delay recognizing license or service revenue for a significant period of time for a variety of types of transactions, including:

•	Transactions which contain currently undeliverable elements;

•	Transactions which involve services that include customization, deliverables, or customer’s acceptance;

•	Transactions that include contingency-based payment terms or fees.

These factors and other specific accounting requirements for software revenue recognition, require that we have very precise terms in our license agreements to allow us to recognize revenue when we initially deliver software or perform services. Although we have a standard form of license agreement that meets the criteria for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Sometimes we are unable to negotiate terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

If Accounting Interpretations Relating to Revenue Recognition Change, Our Reported Revenues Could Decline, or We Could be Forced to Make Changes in Our Business Practices.

Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 101. However, the accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices, which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our results of operations.

The Private Securities Class Action Lawsuits and State Derivative Action Against Us and Certain of Our Directors and Officers Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations.

Although we have reached an agreement to settle the private securities class action lawsuit against our Company and certain of our former officers and a director and the derivative actions brought on behalf of our Company against certain current and former officers and directors, the agreement is still subject to final approval by the Court. Additionally, there may be class members who opt out of joining the class for settlement purposes. Such actions may cause a diversion of management time and attention.

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

We Have Incurred Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of October 31, 2002, we had an accumulated deficit of $195.3 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

If Java Technology Does Not Continue to be Widely Adopted for E-business Application Development, Our Business Will Suffer.

Our products are based on Java technology, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems. Java is a relatively new language and was developed primarily for the Internet and corporate intranet applications. It is still too early to determine whether Java will achieve greater acceptance as a programming language and platform for enterprise applications. Alternatives to Java include Microsoft’s C# language and .net computing platform. Should Java not continue to be widely adopted, or is adopted more slowly than anticipated, our business will suffer. Alternatively, if Sun Microsystems makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired. In the future, our customers also may require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

We Depend on Increased Business from Our Current and New Customers and if We Fail to Generate Repeat and Expanded Business or Grow Our Customer Base, Our Products and Services Revenue Will Likely Decline.

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

If we fail to add new customers who license our products, our services revenue will also likely decline. Our service revenue is derived from fees for professional services and customer support related to our products. The total amount of services and support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a further downturn in our software license revenue such as it occurred during fiscal 2002 and fiscal 2001, or a decline in the percentage of customers who renew their annual support agreements, our services revenue could become flat or further decline.

Our Failure to Maintain Ongoing Sales Through Distribution Channels Will Result in Lower Revenues.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as Independent Software Vendors (“ISVs”), systems integrators and independent consultants, application service providers (“ASPs”) and distributors, particularly IBM. Our ability to achieve revenue growth in the future will depend in part on our success in making our direct sales force more efficient and in further establishing and expanding relationships with distributors, ASPs, ISVs, Original Equipment Manufacturers (“OEMs”) and systems integrators. We intend to seek distribution arrangements with additional ISVs to embed our Versata Logic Server and Versata Process Logic Engine in their products. It is possible that we will not be able to increase the efficiency of our direct sales force or other distribution channels, or secure license agreements with additional ISVs on commercially reasonable terms. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

As a result of the recent terrorist activities and related military and security operations, economic activity throughout the United States and much of the world was substantially disrupted. This significantly adversely impacted our operations and our ability to generate revenues. Any future terrorist activities or any military or security operations involving the U.S. could have a similar or worse effect on our operating results, particularly if such attacks or operations occur in the last month or weeks of our fiscal quarter or are significant enough to further weaken the U.S. or global economy. In particular, such activities and operations could result in reductions in information technology spending, and deferrals, reductions or cancellations of customer orders for our products and services.

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

If We Lose Key Employees or Cannot Hire Key Qualified Employees, It May Adversely Affect Our Ability to Manage our Business, Develop Our Products and Increase Our Revenues.

We believe our continued growth and success depend to a large extent on the continued service of our senior management and other key employees and the hiring of key qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Members of our senior management team have left Versata over the years for a variety of reasons and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. In general, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees.

Item 2.     Properties

Our principal executive and administrative offices are located in approximately 74,000 square feet of office space in Oakland, California, and we have subleased approximately 24,000 square fee of this space, all of which is subleased for the remaining term of our lease. Our lease expires in August 2008. Our monthly net lease payments on the Oakland facility are approximately $197,000, which includes approximately $104,000 for currently excess space we are actively seeking to sublease. We also maintain leased offices or “executive suites” in Hamburg, Frankfurt, London, Melbourne, Neuss (Germany) and Paris. We believe that our existing facilities are adequate to meet our current and projected needs, or that suitable additional or substitute space will be available as needed.

Item 3.     Legal Proceedings

Securities Class Action and State Derivative Actions

Since April 11, 2001, several securities class action complaints have been filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated in the United States District Court for the Northern District of California. On October 19, 2001, the lead plaintiffs filed an amended class action complaint naming us and certain of our former officers and a current director as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under section 11 and 15 of the Securities Act of 1933. The amended complaint sought an unspecified amount of damages on behalf of persons who purchased our stock during a class period between March 31, 2000 and April 30, 2001. In July 2002, we reached an agreement with the plaintiffs to settle the class action lawsuit in order to avoid protracted and expensive litigation and the uncertainty of the outcome at a trial. The agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. Our settlement calls for a payment of $9.75 million in cash by our insurance carriers, the issuance of 200,000 shares of our common stock, and for certain corporate therapeutics. The holders of the settlement stock have a put option of $3.50 per share during a period of 20 trading days commencing one year from the date of distribution; provided however, the put options shall expire if Versata shares trade above $3.50 per share for 15 consecutive trading days during the one year period following the date of distribution of the settlement stock. The settlement agreement has been preliminarily approved by the court and the final settlement hearing is set for February 14, 2003. As of October 31, 2002, we have accrued approximately $700,000 for this liability in accrued restructuring and other in the accompanying financial statements.

Since June 11, 2001, three derivative actions have been filed on our behalf against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. In July 2002, in conjunction with the settlement of the securities litigation discussed above, we reached an agreement to settle the derivative action. As discussed, the agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. The settlement agreement has been preliminarily approved by the court and the final settlement hearing is set for February 14, 2003.

Litigation and Other Claims

From time to time, we become subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

(a)  Price Range of Common Stock

Our common stock is listed on the NASDAQ National Market under the symbol “VATA.” Public trading of our common stock commenced on March 3, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ National Market. We implemented a one-for-six reverse stock split on May 24, 2002. All prices below have been adjusted for the reverse split.

	High	Low
Year Ended October 31, 2002:
First Quarter	$6.48	$1.80
Second Quarter	5.46	2.10
Third Quarter	2.52	0.55
Fourth Quarter	1.78	0.95

	High	Low
Ten Months Ended October 31, 2001:
First Quarter (January 1 through March 31, 2001)	$56.28	$1.20
Second Quarter (April 1 through June 30, 2001)	10.50	1.20
Third Quarter (July 1 through September 30, 2001)	5.10	1.20

	High	Low
Year Ended December 31, 2000:
First Quarter (from March 3, 2000)	$605.64	$312.78
Second Quarter	361.14	72.00
Third Quarter	285.00	114.78
Fourth Quarter	158.28	23.28

We believe that a number of factors may cause the market price of our common stock to fluctuate. See “Item 1. Business—Risk Factors That May Affect Future Results”. As of January 15, 2003, there were 575 holders of record of our common stock.

We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operations of our business.

(b)  Use of Proceeds from Sales of Registered Securities

On March 2, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-92451) relating to our initial public offering of our common stock. The 737,917 shares offered by us under the Registration Statement were sold at a price of $144.00 per share. The aggregate proceeds to the Company from the offering were $97.1 million after deducting the underwriting discounts and commissions of $7.4 million and expenses incurred in connection with the offering of approximately $1.7 million. The Company closed its initial public offering on March 8, 2000.

Versata invested the net proceeds from its initial public offering in interest-bearing investment-grade instruments. The net proceeds generated from the offering have been used primarily to fund the Company’s working capital, capital expenditures and general corporate needs. In addition, the Company paid approximately $1.2 million in connection with the acquisition of Verve, Inc.

(c)  Securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance
	A	B	C
Equity compensation plans approved by security holders	1,176,896	$14.96	1,164,315
Equity compensation plans not approved by security holders	—	—	—

Total	1,176,896	$14.96	1,164,315

(d)  Recent Sales of Unregistered Securities

None.

Item 6.     Selected Financial Data

	Year Ended October 31, 2002		Ten Months Ended October 31, 2001(a)		Year Ended December 31,
					2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$20,160	(b)	$30,141	(c)	$56,608	$12,582	$3,950	$1,406

Loss from operations	(11,495	)(d)	(64,317	)(e)	(72,903)	(21,496)	(7,883)	(10,012)
Net loss	(11,195)		(62,876)		(67,901)	(21,800)	(8,134)	(9,844)
Net loss attributable to common stockholders	(11,195)		(62,876)		(67,901)	(32,600)	(8,134)	(9,844)

Basic and diluted net loss per share	$(1.58)		$(9.38)		$(12.39)	$(55.07)	$(23.94)	$(34.32)

	October 31,				December 31,
	2002		2001		2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$12,287		$21,871		$39,272	$20,655	$5,767	$2,388
Working capital	11,593		17,265	(f)	57,958	16,215	3,878	835
Total assets	32,356	(g)	45,782		119,839	33,660	8,468	4,235
Total long-term liabilities	2,911		4,291	(f)	218	320	498	1,175
Stockholders’ equity	19,936		28,790		87,545	19,418	4,356	889

(a)	In December 2001, we changed our fiscal year-end from December 31 to October 31.
(b)	Revenue decreased in fiscal 2002 primarily as a result of decreased IT spending and overall economic and market conditions.
(c)	Includes services revenue of approximately $761,000 as a result of the Company’s adoption of EITF 01-14 in November 2001.
(d)	Loss from operations for the year ended October 31, 2002 reflects restructuring and other expenses of $1.9 million.
(e)	Loss from operations for the ten months ended October 31, 2001 reflects restructuring and other expenses of $19.7 million and intangible and goodwill impairment charge of $4.1 million.

(f)	Working capital and total long-term liabilities as of October 31, 2001 reflect $2.4 million of deferred revenue reclassified from current liabilities to long term liabilities.
(g)
Total assets decreased in fiscal 2002 primarily as a result of $9.2 million of cash and cash equivalents used in operating activities, a $2.4 million reduction in net property and equipment and a $1.9 million reduction in net intangibles.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We provide software and services that accelerate and simplify the way business logic is developed and maintained for enterprise applications. Business logic is an umbrella term referring to the aggregated set of business rules and business processes that govern and define a business’ operations. Business logic is a critical part of today’s new generation of enterprise applications, which are increasingly built in the Java 2, Enterprise Edition (J2EE) programming language.

From our incorporation in August 1991 through December 1994, we were a professional services company and generated revenue from technical consulting projects. In January 1995, we commenced development efforts on our initial software products, which we generated revenue from in late 1995 through early 1998. In September 1996, we began development of our first Web-based software product, which we began shipping commercially in September 1997. In September 1998, we introduced the first generation of what is now our suite of software products. To date, we have licensed our products and provided services to over 500 customers around the world.

On December 31, 2001, Versata announced a change in its fiscal year end from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001.

We derive our revenue from the sale of software product licenses and from related services. Our software is generally priced on a per central processing unit (“CPU”) basis. Software license revenue also includes product maintenance, which provides the customer with unspecified software upgrades over a specified term, typically one year. Services revenue consists of fees from professional services and customer support. Professional services include consulting, training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Customers typically purchase these professional services from us to enlist our support by way of training and mentoring activities directed at optimizing the customer’s use of our software product. Professional services are sold generally on a time-and-materials basis, while customer support is priced based on the particular level of support chosen by the customer.

As of October 31, 2002, we had deferred revenue of $5.5 million, a decrease of $749,000 from $6.2 million at October 31, 2001. The decrease is principally attributable to a reduction in sales during the period.

We market our products and services through our direct sales force, international distributors, consulting and system integration partners, companies that sell pre-packaged software applications and companies that custom develop and integrate software applications.

Our revenues to date have been derived predominantly from customers in North America. Net revenues from international sales represented 23%, 30%, 22%, and 14% of our total revenue for the year ended October 31, 2002, the ten months ended October 31, 2001, and the years ended December 31, 2000, and 1999, respectively.

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

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred. Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $195.3 million as of October 31, 2002, $184.2 million as of October 31, 2001 and $121.3 million as of December 31, 2000, respectively.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of Versata expressed as a percentage of total revenues:

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31,
			2000	1999
Revenue:
Software license	54.3%	46.1%	47.4%	53.5%
Services	45.7	53.9	52.6	46.5

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Software license	1.0	0.7	1.9	4.0
Services	38.4	60.8	53.9	48.6

Total cost of revenue	39.4	61.5	55.8	52.6

Gross profit	60.6	38.5	44.2	47.4

Operating expense:
Sales and marketing	43.1	87.9	82.5	124.1
Product development	27.4	29.2	17.2	37.9
General and administrative	22.9	35.1	22.4	24.8
Stock-based compensation	5.2	5.5	45.1	31.4
Amortization of intangibles	9.7	15.4	2.4	—
Intangible and goodwill impairment charge	—	13.5	—	—
Impairment of investment	—	—	1.8	—
Restructuring and other expenses	9.3	65.3	1.6	—

Total operating expense	117.6	251.9	173.0	218.2

Loss from operations	(57.0)	(213.4)	(128.8)	(170.8)
Interest income	2.4	6.1	9.2	3.0

Interest expense	(0.3)	(0.2)	(0.2)	(5.3)

Other non-operating, net	(0.6)	(1.1)	(0.1)	(0.2)

Net loss	(55.5)%	(208.6)%	(119.9)%	(173.3)%

Year Ended October 31, 2002 Compared to Ten Months Ended October 31, 2001

On December 31, 2001, we announced a change in our fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. The comparisons in the comments below are comparing the year ended October 31, 2002 to the ten months ended October 31, 2001.

Revenue

Total Revenue.    Total revenue consists of software license revenue and services revenue. Total revenue for the twelve months ended October 31, 2002 decreased by $9.9 million, or 33%, to $20.2 million compared to $30.1 million for the ten months ended October 31, 2001. This decrease was principally attributable to decreased Information Technology (IT) spending and overall economic and market conditions. As a percentage of total revenue, software license revenue was 54% for the year ended October 31, 2002 and 46% for the ten months ended October 31, 2001, respectively, while services revenue was 46% and 54%, respectively.

Software License Revenue.    Software license revenue decreased by $2.9 million, or 21%, from $13.9 million in the ten months ended October 31, 2001 to $11 million for the year ended October 31, 2002. License revenue from international sales decreased by $3.2 million or approximately 55% to $2.6 million for the year ended October 31, 2002 compared to $5.8 million for the ten months ended October 31, 2001. The decreases domestically and internationally were primarily attributable to decreased IT spending and overall economic and market conditions.

Services Revenue.    Services revenue decreased by $7.1 million, or 43%, from $16.3 million in the ten months ended October 31, 2001 to $9.2 million for the year ended October 31, 2002. This trend for professional services, and more specifically for our consulting unit, represents our ongoing efforts to reduce our volatility within this business by referring work to third parties and accepting only profitable assignments. The level of our new software sales also impacts our services revenue, as well as ongoing economic and market conditions that increase the pressure to discount billing rates. Finally, we have increased software sales to our existing customer base, which tends to produce fewer service engagements as the customer’s staff is usually trained to complete new projects.

Cost of Revenue

Total Cost of Revenue.    Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue decreased by $10.6 million, or 57%, from $18.5 million for the ten months ended October 31, 2001 to $7.9 million in the year ended October 31, 2002. This decrease was mainly attributable to a lower volume of sales for the year ended October 31, 2002 as compared to the ten months ended October 31, 2001.

Cost of Software License Revenue.    Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue decreased by $2,000 or 1%, from $206,000 in the ten months ended October 31, 2001 to $204,000 in the year ended October 31, 2002. These decreases were attributable to lower direct costs associated with lower volume of sales.

Cost of Services Revenue.    Cost of service revenue consists of salaries and overhead costs of professional service personnel and payments to third-party consultants incurred in providing customer support, training and consulting services. Cost of service revenue decreased by $10.6 million, or 58%, from $18.3 million in the ten months ended October 31, 2001 to $7.7 million in the year ended October 31, 2002. This decrease is a result of the restructuring initiatives initiated by management in 2001, which continued through 2002, in response to revenue declines. During fiscal 2002, the Company eliminated 20 positions in the services organization as part of the restructuring effort.

Gross Profit

Gross Profit.    Gross profit increased by $601,000, or 5%, from $11.6 million in the ten months ended October 31, 2001 to $12.2 million in the year ended October 31, 2002. As a percentage of total revenue, gross margin increased by 22% from 39% in the ten months ended October 31, 2001 to 61% for the year ended October 31, 2002. The increase in gross profit is a result of our cost cutting efforts implemented to better align our costs with our revenue.

Operating Expenses

Operating Expenses.    Operating expenses decreased by $52.2 million, or 69%, from $75.9 million in the ten months ended October 31, 2001 to $23.7 million in the year ended October 31, 2002. The majority of this decrease was due to cost-cutting initiatives and reductions in force. During fiscal 2002, the Company eliminated 50 positions in the sales and marketing, product development and general and administrative departments as part of the restructuring effort. As a percentage of revenue, operating expenses decreased from 252% in the ten months ended October 31, 2001 to 118% in the year ended October 31, 2002. Excluding the restructuring and other expenses, operating expenses for year ended October 31, 2002 were $21.8 million, a 61% decrease from $56.2 million in the ten months ended October 31, 2001.

Sales and Marketing.    Sales and marketing expense includes salaries, commissions, expenses from our sales offices, travel and entertainment expenses, marketing programs and recruitment expenses. Sales and marketing expenses decreased by $17.8 million, or 67%, from $26.5 million in the ten months ended October 31, 2001 to $8.7 million for the year ended October 31, 2002. These decreases were largely attributable to a reduction in workforce of 30 positions, a reduction in sales commissions of $1.7 million related to the decrease in revenue, and decreased spending of $2.7 million on marketing programs. As a percentage of revenue, sales and marketing expense decreased from 88% for the ten months ended October 31, 2001 to 43% for the year ended October 31, 2002.

Product Development.    Product development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $3.3 million, or 37%, from $8.8 million in the ten months ended October 31, 2001 to $5.5 million for the year ended October 31, 2002. This decrease was primarily attributable to the reduction in workforce of 9 positions. As a percentage of total revenue, product development expense decreased from 29% for the ten months ended October 31, 2001 to 27% for the year ended October 31, 2002. To date, all software development costs have been expensed in the period incurred.

General and Administrative.    General and administrative expenses consist of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expenses decreased by $6 million, or 56%, from $10.6 million in the ten months ended October 31, 2001 to $4.6 million for the year ended October 31, 2002. This decrease was primarily due to a reduction in workforce of 11 positions and a decrease in bad debt expense of $2.2 million as a result of lower sales volume and continuing focused collection efforts. As a percentage of total revenue, general and administrative expenses decreased from 35% for the ten months ended October 31, 2001 to 23% for the year ended October 31, 2002.

Stock-Based Compensation.    Stock-based compensation expense includes the amortization of unearned employee stock-based compensation offset by reversals of previously expensed amounts for cancellations of the related options. Unearned stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. We incurred a non-cash charge of $1 million for the year ended October 31, 2002 as compared to $1.7 million for the ten months ended October 31, 2001. The decrease primarily relates to the impact of option cancellations for terminated employees. As of October 31, 2002, additional unvested outstanding options were scheduled to vest over the next 19 months, which will result in additional compensation expenses of approximately $528,000 in the aggregate in periods subsequent to October 31, 2002. This future expense will be reduced in the event of related option cancellations for employee terminations in the future.

Amortization of Intangibles.    We incurred non-cash amortization charges of $2 million for the year ended October 31, 2002. This included straight-line amortization of intangible assets from the acquisitions of Verve, Inc. Intangible assets, primarily purchased technology attributable to the Verve acquisition, of approximately $2 million, will continue to be charged to operations ratably over the remaining period of benefit, which is approximately one year.

Restructuring and Other Expenses.    We had restructuring and other expenses of $1.9 million for the year ended October 31, 2002, and $19.7 million for the ten months ended October 31, 2001.Restructuring and other expenses for fiscal 2002 consists of severance of $1.1 million, expenses relating to office closures of $57,000, and other expenses of $700,000.

Interest Income.    Interest income is primarily comprised of interest income from our cash and investments. We had interest income of $483,000 for the year ended October 31, 2002, compared to interest income of $1.8 million for the ten months ended October 31, 2001. This decrease was principally due to the gradually reduced cash balance for the year ended October 31, 2002 as well as a decrease in the weighted average interest rate for our investment portfolio from 2.67% in fiscal 2001 to 2.03% in fiscal 2002.

Interest Expense.    Interest expense is primarily comprised of interest paid on our equipment loan and capital lease obligations. We had interest expense of $63,000 for the year ended October 31, 2002, compared to interest expense of $64,000 for the ten months ended October 31, 2001.

Provision for Income Taxes.    We have incurred operating losses for all periods from inception through October 31, 2002. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain.

Ten Months Ended October 31, 2001 Compared to Year Ended December 31, 2000

On December 31, 2001, we announced a change in our fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. We had previously released results for the three months ended March 31, June 30, and September 30 of 2001. The comparisons in the comments below are comparing the ten months ended October 31, 2001 to the year ended December 31, 2000.

Revenue

Total Revenue.    Total revenue consists of software license revenue and services revenue. Total revenue for the ten months ended October 31, 2001 decreased by $26.5 million, or 47%, to $30.1 million from $56.6 million for the year ended December 31, 2000. This decrease was principally attributable to decreased Information Technology (IT) spending and overall economic and market conditions. As a percentage of total revenue, software license revenue was 46% for the ten months ended October 31, 2001 and 47% for the year ended December 31, 2000, respectively, while services revenue was 54% and 53%, respectively.

Software License Revenue.    Software license revenue decreased by $12.9 million, or 48%, from $26.8 million in 2000 to $13.9 million for the ten months ended October 31, 2001. This decrease was primarily attributable to decreased IT spending and overall economic and market conditions. License revenue from international sales decreased by $1.2 million or approximately 17% from $7 million in 2000 to $5.8 million for the ten months ended October 31, 2001.

Services Revenue.    Services revenue decreased by $13.5 million, or 45%, from $29.8 million in 2000 to $16.3 million for the ten months ended October 31, 2001. This trend for professional services, and more specifically for our consulting unit, represents our ongoing efforts to reduce our volatility within this business by referring work to third parties and accepting only profitable assignments. The level of our new software sales also impacts our services revenue.

Cost of Revenue

Total Cost of Revenue.    Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue decreased by $13.1 million, or 41%, from $31.6 million in 2000 to $18.5 million for the ten months ended October 31, 2001. This decrease was mainly attributable to a lower volume of sales for the ten months ended October 31, 2001 as compared to the year ended December 31, 2000.

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

Cost of Services Revenue.    Cost of service revenue consists of salaries and overhead costs of professional service personnel and payments to third-party consultants incurred in providing customer support, training and consulting services. Cost of service revenue decreased by $12.2 million, or 40%, from $30.5 million in 2000 to $18.3 million in the ten months ended October 31, 2001. This decrease is as a result of the restructuring initiatives initiated by management in January 2001 in response to the revenue declines.

Gross Profit

Gross Profit.    Gross profit decreased by $13.4 million, or 54%, from $25 million in 2000 to $11.6 million for the ten months ended October 31, 2001. As a percentage of total revenue, gross margin decreased by 5% from 44% in 2000 to 39% for the ten months ended October 31, 2001. The decrease in gross profit results primarily from fixed costs, such as customer support personnel, and the higher percentage of third-party partners employed on our jobs at higher cost than company employees.

Operating Expenses

Operating Expenses.    Operating expenses decreased by $22 million, or 22%, from $97.9 million in 2000 to $75.9 million in the ten months ended October 31, 2001. The majority of this decrease was due to cost-cutting initiatives and reductions in force. As a percentage of revenue, operating expenses increased from 173% in 2000 to 251.9% for the ten months ended October 31, 2001. Excluding the restructuring and other expenses, operating expenses for the ten months ended October 31, 2001 were $56.2 million, a 42% decrease from $97 million in 2000.

Sales and Marketing.    Sales and marketing expense includes salaries, commissions, expense from our sales offices, travel and entertainment expense, marketing programs and recruitment expenses. Sales and marketing expenses decreased by $20.2 million, or 43%, from $46.7 million in 2000 to $26.5 million for the ten months ended October 31, 2001. These decreases were largely attributable to a $4.8 million reduction in salary expense and $3.3 million reduction in travel and entertainment expense due to reduction in workforce. In addition, these expenses decreased as a result of decreased spending on marketing programs of $4.1 million and a $4.2 million reduction in sales commissions related to the decrease in revenue. As a percentage of revenue, sales and marketing expense increased from 82.5% in 2000 to 87.9% for the ten months ended October 31, 2001 due to the fixed nature of marketing costs that were not proportionate to lower sales volume.

Product Development.    Product development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $934,000, or 10%, from $9.7 million in 2000 to $8.8 million for the ten months ended October 31, 2001. This decrease was primarily attributable to the reduction in workforce, including use of third-party consultants, during the ten months ended October 31, 2001. As a percentage of total revenue, product development expense increased from 17.2% in 2000 to 29.2% in the ten months ended October 31, 2001, as product development expense was spread across a significantly smaller revenue base in the ten months ended October 31, 2001. To date, all software development costs have been expensed in the period incurred.

General and Administrative.    General and administrative expenses consist of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expenses decreased by $2.1 million, or 16%, from $12.7 million in 2000 to $10.6 million for the ten months ended October 31, 2001. This decrease was primarily due to a reduction in salary expense of $290,000 related to reduction in force and a decrease in bad debt expense of $624,000 as a result of lower sales volume and focused collection efforts. As a percentage of total revenue, general and administrative expenses increased from 22.4% in 2000 to 35.1% for the ten months ended October 31, 2001, as we spread our relatively fixed costs across a significantly smaller revenue base during the ten months ended October 31, 2001.

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

Amortization of Intangibles.    We incurred non-cash charges of $4.6 million for the ten months ended October 31, 2001. This included straight-line amortization of intangible assets from the acquisitions of Verve, Inc., our French distributor, and several consulting groups.

Intangible and Goodwill Impairment Charge.    We had an impairment write down under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”) of $4.1 million. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company’s best estimate as of such date.

Impairment of Investment.    There were no impairment charges for the ten months ended October 31, 2001. The impairment charge for the year ended December 31, 2000 consists of a charge for an investment in the preferred stock of a privately held corporation of $1 million.

Restructuring and Other Expenses.    We had restructuring and other expenses of $19.7 million for the ten months ended October 31, 2001, and $937,000 for the year ended December 31, 2000. Restructuring and other expenses for fiscal 2001 consists of severance of $4.3 million, expenses relating to office closures of $4.3 million, write-down of assets of $7.4 million, and other expenses of $3.7 million.

Interest Income.    Interest income is primarily comprised of interest income from our cash and investments. We had interest income of $1.8 million for the ten months ended October 31, 2001, compared to interest income of $5.2 million for 2000. This decrease was principally due to the gradually reduced cash balance for the ten months ended October 31, 2001.

Interest Expense.    Interest expense is primarily comprised of interest paid on our equipment loan and capital lease obligations. We had interest expense of $64,000 for the ten months ended October 31, 2001, compared to interest expense of $86,000 for 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue

Total Revenue.    Total revenue consists of software license revenue and services revenue. Total revenue increased by $44 million, or 350%, from $12.6 million in 1999 to $56.6 million in 2000. This increase was principally attributable to the continued growth in new customers, repeat business from existing customers and rapid growth in international markets. As a percentage of total revenue, software license revenue was 47% and 54% in 2000 and 1999, respectively, while services revenue was 53% and 46%, respectively.

Software License Revenue.    Software license revenue increased by $20.1 million, or 299%, from $6.7 in 1999 to $26.8 million in 2000. This increase was primarily attributable to growth in both the number of licenses sold as well as higher average sales prices realized for software licenses. Software license revenue also benefited from the expansion of our distribution channels through the addition of several consulting and system integration partners. Software license revenue in the fourth quarter of 2000 declined from the third quarter in 2000. As a result of the rapid growth of our international operations, software license revenue from international sales increased by $5.4 million or 335% from $1.6 million in 1999 to $7 million in 2000.

Services Revenue.    Services revenue increased by $23.9 million, or 409%, from $5.9 million in 1999 to $29.8 million in 2000. This increase was attributable to growth in the number of customers and support contracts and is also due to the expansion of our professional services organization as a result of our hiring additional consultants and acquiring two consulting firms in early 2000. Service revenue declined significantly in fourth quarter 2000 from third quarter 2000. Services revenue from international sales increased by $5.1 million or approximately 2,380% from $215,000 in 1999 to $5.3 million in 2000.

Cost of Revenue

Total Cost of Revenue.    Total cost of revenue consists of cost of software license revenue and cost of service revenue. Total cost of revenue increased by $25 million, or 377%, from $6.6 million in 1999 to $31.6 million in 2000. This increase was attributable to a larger volume of sales in 2000 as compared to 1999.

Cost of Software License Revenue.    Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, the cost of manuals and product documentation, as well as packaging and distribution costs. Cost of software license revenue increased by $589,000 or 118%, from $499,000 in 1999 to $1.1 million in 2000. These increases were attributable to a larger volume of sales in 2000 as compared to 1999.

Cost of Services Revenue.    Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing customer support, training, and consulting services. Cost of service revenue increased by $24.4 million, or 399%, from $6.1 million in 1999 to $30.5 million in 2000. This increase was principally due to an increase in the number of our consulting, training and customer support personnel and due to the expansion of our consulting services organization through additions of two consulting and training services organizations during the first quarter of 2000.

Gross Profit

Gross Profit.    Gross profit increased $19 million, or 319%, from $6 million in 1999 to $25 million in 2000. As a percentage of total revenue, gross margin decreased slightly by 3% from 47% in 1999 to 44% in 2000. The decrease in gross profit results primarily from greater fixed costs in the cost of services such as customer support personnel and certain costs to fulfill obligations related to a small number of fixed price engagements.

Operating Expenses

Operating Expenses.    Operating expenses increased by $70.5 million, or 257%, from $27.5 million in 1999 to $97.9 million in 2000. The majority of this increase was due to increased investments in our sales and marketing operations and an increase in the amortization of unearned non-cash stock-based compensation from $4 million in 1999 to $25.5 million in 2000. The balance of the increases was due to increased investments in product development and general and administrative infrastructure. As a percentage of revenue, operating expenses decreased from 218% in 1999 to 173% in 2000, as we continued to spread our operating expenses across a significantly larger revenue base. Excluding the non-cash charges relating to stock-based compensation of $25.5 million, impairment of investment of $1 million, and nonrecurring expenses of $937,000, operating expense in 2000 was $70.5 million, a 200% increase over operating expense of $23.5 million in 1999, excluding stock-based compensation of $4 million.

Sales and Marketing.    Sales and marketing expenses consist of salaries, commissions, and sales offices, travel and entertainment expense and marketing programs. Sales and marketing expenses increased by $31.1 million, or 200%, from $15.6 million in 1999 to $46.7 million in 2000. This increase was attributable to growth in the number of sales employees in North America, an increase in commissions and travel expense resulting from an increase in revenue, and expansion of our international sales operations during 2000. As a percentage of total revenue, sales and marketing expense decreased from 124% in 1999 to 83% in 2000, due to higher overall sales productivity and a significantly larger revenue base in the year 2000.

Product Development.    Product development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense increased by $4.9 million, or 104%, from $4.8 million in 1999 to $9.7 million in 2000. This increase was primarily attributable to an increase in the number of personnel in Versata’s product development and engineering organization. As a percentage of total revenue, product development expense decreased from 38% in 1999 to 17% in 2000, as product development expense was spread across a significantly larger revenue base in the year 2000. To date, all software development costs have been expensed in the period incurred.

General and Administrative.    General and administrative expenses consist of salaries for executive, finance and administrative personnel, information systems costs and allowance for doubtful accounts. General and administrative expenses increased by $9.6 million, or 306%, from $3.1 million in 1999 to $12.7 million in 2000. This increase was primarily attributable to a growing number of employees, as well as an increase in the provision for bad debts of $300,000 as our revenue and accounts receivable grew. As a percentage of total revenue, general and administrative expense decreased from 25% in 1999 to 22% in 2000, as we continued to spread our costs across a significantly larger revenue base in the 2000 period.

Stock-Based Compensation.    Stock-based compensation expense includes the amortization of unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Employee stock-based compensation expenses are amortized on an accelerated basis over the vesting period of the related options, generally 50 months. We incurred a non-cash charge of $25.5 million in 2000 as compared to $4 million in 1999. The increase relates to the issuance of stock options with exercise prices below fair market value on the date of grant throughout 1999 and the first quarter of 2000.

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

Restructuring and Other Expenses.    Nonrecurring expenses primarily consist of expenses relating to office relocation costs. We had nonrecurring expenses of $937,000 in 2000. There were no such charges in 1999.

Interest Income.    Interest income is primarily comprised of interest income from our cash and investments. We had interest income of $377,000 in 1999, compared to interest income of $5.2 million in 2000. This increase was principally due to interest income earned from higher cash balances resulting from our initial public offering in the first quarter of 2000.

Interest Expense.    Interest expense is primarily comprised of interest paid on our equipment loan and capital lease obligations. We had interest expense of $655,000 in 1999, compared to interest expense of $86,000 for 2000.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of October 31, 2002, we had $16.8 million in cash and cash equivalents and short-term investments and $11.6 million in working capital.

Net cash used in operating activities was $9.2 million, $40.4 million, $34.5 million and $14.5 million for the year ended October 31, 2002, the ten months ended October 31, 2001, and the years ended December 31, 2000 and 1999, respectively. Net cash used in operating activities in each period reflects increasing net losses through fiscal 2001, offset by non-cash expenses including stock-based compensation, depreciation and amortization.

Net cash used in investing activities was $1.2 million for the year ended October 31, 2002. Net cash provided by investing activities was $22.9 million for the ten months ended October 31, 2001 and net cash used in investing activities was $49.6 million and $2.1 million for the years ended December 31, 2000 and 1999, respectively. Cash used in investing activities during the year ended October 31, 2002 primarily reflects purchases of short term investments of $1.4 million. Cash provided by investing activities during the ten months ended October 31, 2001 primarily reflects maturities of short-term investments offset by purchases of property and equipment. Cash used in investing activities during the years ended December 31, 2000 and 1999 primarily reflects purchases of short term investments, restricted cash and property and equipment. .

Net cash provided by financing activities was $749,000, $445,000, $102.6 million and $31.5 million for the year ended October 31, 2002, the ten months ended October 31, 2001, and the years ended December 31, 2000 and 1999, respectively. Cash provided by financing activities includes net proceeds from the issuance of preferred and common stock including proceeds from our initial public offering in March 2000.

We believe that our cash, cash equivalents and short-term investments as of October 31, 2002 will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next year. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2003 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Our Company has entered into leases for certain office space and equipment with original terms ranging from 36 months to the year 2008. The lease for office space at our principal executive and administrative offices includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is charged to expense over the term of the lease using the straight-line method. In addition, this lease for office space contains an escalation clause to recover increases in future operating costs and real estate taxes over the base year. The future minimum lease payments shown below are exclusive of such escalation.

We have also entered into sub-lease agreements for certain office space and equipment. On October 30, 2002, we entered into a Termination of Sublease Agreement (“Termination Agreement”) with one of our subtenants. Under the terms of the Termination Agreement, the sublease between us and the subtenant was terminated and the subtenant was released from its liabilities in exchange for payments totaling $950,000 that we received in November 2002. The income from the Termination Agreement is included in the table below as contractual sub-lease income for the year ending October 31, 2003.

Future minimum lease payments under all noncancelable leases at October 31, 2002 are as follows (in thousands):

	Operating Leases
	Capital Leases	Gross Commitments	Contractual Sub-lease Income	Net Commitments
Year Ending October 31,
2003	$78	$3,273	$1,802	$1,471
2004	78	3,326	852	2,474
2005	78	3,433	852	2,581
2006	45	3,538	852	2,686
2007	—	3,662	852	2,810
2008 and thereafter	—	3,176	710	2,466

Total minimum lease payments	279	$20,408	$5,920	$14,488

Less interest	(43)

Present value of minimum lease payments	236
Less current portion	(78)

	$158

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

Revenue Recognition

We derive revenue from two sources as follows: (i) sale of software licenses to end users, value added resellers (“VAR’s”), distributors, system integrators and independent software vendors (“ISV’s”); and (ii) services which include consulting, training, and post-contract customer support (“PCS”). We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. Under SOP 97-2, we record revenue from licensing of software products to end-users and system integrators, who use our software to build systems for their customers, when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. For VAR’s and distributors, we recognize revenue upon notification of sell-through, provided all other revenue recognition criteria are met. For sales to certain ISV’s, where we receive non-refundable royalty payments, we defer the fair value of PCS related to the arrangement and recognize the remainder as license revenue, when paid, provided all other revenue recognition criteria are met. Generally, we provide payment terms that range from thirty to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate in the agreement for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. We recognize revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, we recognize revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting. The portion of fees related to either products delivered or services rendered which are not due under our Company’s standard payment terms are reflected in deferred revenue and in unbilled receivables.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Determining Functional Currencies for the Purpose of Consolidation

We have several foreign subsidiaries, which together account for approximately 23% of our net revenues for the year ended October 31, 2002, and 6% of our assets and 6% of our total liabilities as of October 31, 2002.

In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance, are either included within the statement of operations or as a separate part of our stockholders’ equity under the caption “cumulative translation adjustment.”

If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in cumulative translation adjustments. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized in our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

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

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Contingencies

With the exception of the $350,000 deductible amount of directors’ and officers’ liability insurance paid in April 2001, and the $700,000 expensed in the fourth quarter of fiscal 2002, no estimate can be made of the ultimate loss or possible loss associated with the resolution of these contingencies. As additional information becomes available, we will assess the potential liability related to our preliminary settlement and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. We do not currently use derivative financial instruments.

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

All of the cash equivalents, short-term and long-term investments are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. Our exposure, on our portfolio of marketable investments, to changes in short term interest rates is insignificant as of October 31, 2002 because the average holding period until maturity of our cash equivalents and short-term investments was approximately 25 days.

The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities at October 31, 2002 (in thousands):

	Fair Value	Weighted Average Interest Rate (%)
Cash and cash equivalents:
Cash and Money Market Funds	$8,037	1.47
Auction Floater	3,653	2.11
Federal Agency Discount Notes	597	2.15

	$12,287

Short-term investments:
Corporate debt securities	$1,013	2.24
Debt securities issued by the U.S. government and sponsored agencies	3,465	3.17

	$4,478

Foreign Currency Risks.    As of October 31, 2002, Versata had operating subsidiaries located in the United Kingdom, Germany, France, Canada, and Australia. Our revenue outside North America was 23% for the year ended October 31, 2002. The only geographic sub-region with revenue greater than 10% of total revenue in fiscal 2002 was Germany with 11%. International sales were made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. We do not currently enter into foreign currency hedge transactions. Through October 31, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”). SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are not expected to have a significant impact on the Company’s financial position or operating results.

In January 2002, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), formerly EITF Abstracts, Topic No. D-103. EITF 01-14 requires companies to report reimbursements of out-of-pocket expenses as revenue and the corresponding expenses incurred as costs of revenues within the income statement. We adopted this provision during the current fiscal year. Historically, we netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying consolidated statements of operations. The adoption of EITF 01-14 had no impact on our gross margin or net loss, but did cause both services revenue and cost of services revenue to increase by approximately $750,000 and $761,000 for the year ended October 31, 2002 and the ten months ended October 31, 2001, respectively. We did not reclassify prior-period results for the years ended December 31, 2000 or 1999 as the adoption of EITF 01-14 did not have a material impact on our financial position, results of operations or cash flows for these periods. We believe the results as previously reported are comparable.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the quarter ending January 31, 2003. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is required to be adopted by the Company beginning November 1, 2003. The Company is currently assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the discloser requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). This amendment provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, prominent disclosures in both annual and interim financial statements are required for the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently assessing the impact of SFAS 148 on its consolidated financial position and results of operations.

Item 8.      Financial Statements and Supplementary Data

Our consolidated financial statements are located on the pages below.

Page
Report of Independent Accountants	F-2
Consolidated Balance Sheets as of October 31, 2002, 2001 and December 31, 2000	F-3
Consolidated Statements of Operations and Comprehensive Loss for the year ended October 31, 2002, the ten months ended October 31, 2001 and the years ended December 31, 2000 and 1999	F-4
Consolidated Statement of Stockholders’ Equity for the year ended October 31, 2002, the ten months ended October 31, 2001 and the years ended December 31, 2000 and 1999	F-5
Consolidated Statements of Cash Flows for the year ended October 31, 2002, the ten months ended October 31, 2001 and the years ended December 31, 2000 and 1999	F-8
Notes to Consolidated Financial Statements	F-10

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10K, and certain information to be included therein is incorporated herein by reference.

Item 10.     Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from the Proxy Statement under the section captioned “Election of Directors.”

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement under the section captioned “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Proxy Statement under the section captioned “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under the section captioned “Certain Relationships and Related Transactions.”

Item 14.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this Annual Report on Form 10-K:

1.  Financial Statements.

The consolidated financial statements contained herein are as listed on the “Index” on page F-1.

2.  Financial Statement Schedule.

Reference is made to Schedule II following the signature pages hereto.

3.  Exhibits.

Reference is made to Item 15(c) of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter ended October 31, 2002.

(c)  Exhibits.

Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Reorganization by and among Versata, Inc., VATA Acquisition Corp., Verve, Inc. and Certain Shareholders of Verve, Inc., dated October 18, 2000.

3.1(2)	Amended and Restated Certificate of Incorporation of Versata.

3.2(2)	Amended and Restated Bylaws of Versata.

4.1(2)	Form of Specimen Common Stock Certificate.

10.1(2)*	2000 Stock Incentive Plan of Versata.

10.2(2)*	Employee Stock Purchase Plan of Versata.

10.3(2)	Fourth Amended and Restated Investors’ Rights Agreement, among Versata and some of its stockholders, dated November 30, 1999.

10.4(2)	Form of Indemnification Agreement entered into between Versata and each of its directors and executive officers.

10.5(2)	Agreement of Sublease dated October 18, 1999, between Versata and ICF Kaiser International, Inc.

10.6(2)	Loan and Security Agreement, dated January 23, 1997, between Versata and Venture Banking Group, a division of Cupertino National Bank, as amended September 22, 1998.

10.7(2)	Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix Leasing Incorporated, as amended on October 1, 1999.

10.8(2)+	Joint Product and Marketing Agreement, dated September 27, 1999, between Versata and IBM.

10.9(3)	Lease agreement, dated as of April 10, 2000, by and between Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.

Exhibit Number	Description of Document
10.10(4)	Software Remarketing Agreement, effective September 27, 2000, between Versata and International Business Machines Corporation.

21.1**	Subsidiaries of Versata.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
**	Previously filed.
(1)	Incorporated by reference from the Company’s Form 8-K dated December 1, 2000.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-92451).
(3)	Incorporated by reference from the Company’s Form 10-Q dated August 14, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q dated September 24, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2003.

VERSATA, INC.

/s/ EUGENE WONG
Eugene Wong Chief Executive Officer and Director

/s/ JAMES DOEHRMAN
James Doehrman Chief Operating Officer, Chief Financial Officer, Secretary and Executive Vice President
Date: January 28, 2003

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene Wong and James Doehrman, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EUGENE WONG Eugene Wong	Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2003

/s/ JAMES DOEHRMAN James Doehrman	Executive Vice President, Chief Operating and Financial Officer (Principal Accounting Officer)	January 28, 2003

/s/ GARY MORGENTHALER Gary Morgenthaler	Chairman of the Board	January 28, 2003

/s/ ROBERT DAVOLI Robert Davoli	Director	January 28, 2003

/s/ KANWAL REKHI Kanwal Rekhi	Director	January 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
REQUIRED PURSUANT TO RULES 13A-14 OR
15-D14 OF THE 1934 SECURITIES EXCHANGE ACT

I, Eugene Wong, certify that:

1.  I have reviewed this annual report on Form 10-K of Versata, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, suarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ EUGENE WONG
Eugene Wong Chief Executive Officer and Director

Date: January 28, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
REQUIRED PURSUANT TO RULES 13A-14 OR
15-D14 OF THE 1934 SECURITIES EXCHANGE ACT

I, James Doehrman, certify that:

1.  I have reviewed this annual report on Form 10-K of Versata, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JAMES DOEHRMAN
James Doehrman Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date: January 28, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Versata, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) 1 on page 43 present fairly, in all material respects, the financial position of Versata, Inc. and its subsidiaries at October 31, 2002, October 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for the year ended October 31, 2002, the ten months ended October 31, 2001 and each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) 2 on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS, LLP
PricewaterhouseCoopers, LLP

San Jose, California
December 11, 2002

VERSATA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2002	October 31, 2001	December 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$12,287	$21,871	$39,272
Short-term investments	4,478	3,036	29,926
Accounts receivable, net	3,153	3,975	14,177
Unbilled receivables	195	236	3,584
Prepaid expenses and other	989	848	3,075

Total current assets	21,102	29,966	90,034
Restricted cash	5,261	5,445	5,189
Property and equipment, net	3,877	6,257	11,901
Note receivable from related parties	—	—	156
Intangibles, net	1,994	3,898	12,205
Other assets	122	216	354

Total assets	$32,356	$45,782	$119,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$750	$1,062	$9,040
Accrued liabilities	3,740	6,177	13,146
Accrued stock-based compensation	—	—	1,095
Current portion of accrued restructuring and other	1,037	1,420	—
Current portion of deferred revenue	3,848	3,805	8,661
Current portion of long term debt	134	237	134

Total current liabilities	9,509	12,701	32,076
Accrued restructuring and other, less current portion	1,104	1,513	—
Deferred revenue, less current portion	1,649	2,441	—
Long term debt, less current portion	158	337	218

Total liabilities	12,420	16,992	32,294

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 155,000 shares authorized, 7,343, 7,047 and 6,857 shares issued and outstanding as of October 31, 2002 and 2001 and December 31, 2000, respectively	43	42	41
Additional paid-in capital	216,001	217,379	226,352
Treasury stock	(46)	(1,383)	—
Notes receivable from stockholders	(23)	(301)	(3,868)
Unearned stock-based compensation	(528)	(2,585)	(13,870)
Accumulated other comprehensive income (loss)	(164)	(210)	166
Accumulated deficit	(195,347)	(184,152)	(121,276)

Total stockholders’ equity	19,936	28,790	87,545

Total liabilities and stockholders’ equity	$32,356	$45,782	$119,839

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31,
			2000	1999
Revenue:
Software license	$10,955	$13,886	$26,814	$6,729
Services	9,205	16,255	29,794	5,853

Total revenue	20,160	30,141	56,608	12,582
Cost of revenue:
Software license	204	206	1,088	499
Services (excluding stock-based compensation of $441 for the year ended October 31, 2002; $1,866 for the ten months ended October 31, 2001; $7,437 and $515 for the years ended December 31, 2000 and 1999, respectively)	7,739	18,319	30,514	6,121

Total cost of revenue	7,943	18,525	31,602	6,620

Gross profit	12,217	11,616	25,006	5,962

Operating expense:
Sales and marketing (excluding stock-based compensation of $411 for the year ended October 31, 2002; $4,317 for the ten months ended October 31, 2001; $13,245 and $2,351 for the years ended December 31, 2000 and 1999, respectively)	8,690	26,500	46,717	15,609
Product development (excluding stock-based compensation of $227 for the year ended October 31, 2002; $87 for the ten months ended October 31, 2001; $3,064 and $815 for the years ended December 31, 2000 and 1999, respectively)	5,525	8,793	9,727	4,769
General and administrative (excluding stock-based compensation of $381 for the year ended October 31, 2002; $493 for the ten months ended October 31, 2001; $1,766 and $274 for the years ended December 31, 2000 and 1999, respectively)	4,619	10,589	12,675	3,125
Stock-based compensation	1,042	1,659	25,512	3,955
Amortization of intangibles	1,961	4,636	1,341	—
Intangible and goodwill impairment charge	—	4,060	—	—
Impairment of investment	—	—	1,000	—
Restructuring and other (exclusive of the benefit of $418 for the year ended October 31, 2002 and $5,104 for the ten months ended October 31, 2001, relating to the reversal of previously recorded stock-based compensation related to employees terminated in the restructuring)	1,875	19,696	937	—

Total operating expense	23,712	75,933	97,909	27,458

Loss from operations	(11,495)	(64,317)	(72,903)	(21,496)
Interest income	483	1,836	5,150	377
Interest expense	(63)	(64)	(86)	(655)
Other non-operating, net	(120)	(331)	(62)	(26)

Net loss	(11,195)	(62,876)	(67,901)	(21,800)
Deemed preferred stock dividend	—	—	—	(10,800)

Net loss attributable to common stockholders	(11,195)	(62,876)	(67,901)	(32,600)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(3)	2	35	—
Change in foreign currency translation adjustments	49	(378)	131	—

Comprehensive loss	$(11,149)	$(63,252)	$(67,735)	$(21,800)

Basic and diluted net loss per share	$(1.58)	$(9.38)	$(12.39)	$(55.07)

Weighted-average common shares outstanding	7,064	6,703	5,482	592

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 1998	19,070,637	$19	373,950	$1	$37,059	—	$—	$(44)	$(1,104)	$—	$(31,575)	$4,356
Convertible preferred stock issued upon exercise of warrants	104,534	—	—	—	198	—	—	—	—	—	—	198
Series E convertible preferred stock issued for cash, net of issuance costs of $70	3,607,967	3	—	—	12,554	—	—	—	—	—	—	12,557
Series E convertible preferred stock issued upon conversion and cancellation of bridge loans and accrued interest	873,626	1	—	—	3,057	—	—	—	—	—	—	3,058
Warrants issued in connection with Series E convertible preferred stock financing	—	—	—	—	521	—	—	—	—	—	—	521
Common stock issued upon exercise of stock options	—	—	196,326	2	550	—	—	—	—	—	—	552
Common stock repurchased	—	—	(1,655)	—	—	—	—	—	—	—	—	—
Restricted common stock issued in exchange for notes receivable upon exercise of options	—	—	619,256	4	1,863	—	—	(1,867)	—	—	—	—
Payments on notes receivable from stockholders	—	—	—	—	—	—	—	54	—	—	—	54
Common stock issued upon exercise of warrants	—	—	12,809	—	87	—	—	—	—	—	—	87
Series F convertible preferred stock issued for cash, net of issuance costs of $25	2,777,698	3	—	—	15,416	—	—	—	—	—	—	15,419
Issuance of Series F convertible preferred stock in exchange for notes receivable	100,000	—	—	—	556	—	—	(556)	—	—	—	—
Series F convertible preferred stock issued in connection with acquisition	38,447	—	—	—	461	—	—	—	—	—	—	461
Allocation of discount on preferred stock	—	—	—	—	10,800	—	—	—	—	—	—	10,800
Deemed preferred stock dividend	—	—	—	—	(10,800)	—	—	—	—	—	—	(10,800)
Stock-based compensation expense	—	—	—	—	815	—	—	—	—	—	—	815
Unearned stock-based compensation	—	—	—	—	16,768	—	—	—	(16,768)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	—	3,140	—	—	3,140
Net loss	—	—	—	—	—	—	—	—	—	—	(21,800)	(21,800)

Balance at December 31, 1999	26,572,909	$26	1,200,686	$7	$89,905	—	$—	$(2,413)	$(14,732)	$—	$(53,375)	$19,418

VERSATA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Common stock issued in initial public offering, net of issuance costs of $2.2 million	—	$—	737,917	$4	$96,651	—	$—	$—	$—	$—	$—	$96,655
Conversion of preferred stock on date of public offering	(26,950,287)	(26)	4,491,715	26	—	—	—	—	—	—	—	—
Common stock issued for notes receivable from stockholders	—	—	98,167	1	1,812	—	—	(1,813)	—	—	—	—
Common stock issued upon exercise of stock options and warrants	—	—	270,667	2	2,499	—	—	—	—	—	—	2,501
Repurchase of stock from stockholder	—	—	(31,347)	—	(37)	—	—	31	—	—	—	(6)
Issuance of common stock under employee stock purchase plan	—	—	14,482	—	1,773	—	—	—	—	—	—	1,773
Issuance of common stock in connection with Verve acquisition	—	—	74,745	1	4,502	—	—	—	—	—	—	4,503
Assumption of stock options in connection with Verve acquisition	—	—	—	—	2,098	—	—	—	—	—	—	2,098
Loans provided to stockholders	—	—	—	—	—	—	—	(1,025)	—	—	—	(1,025)
Payments on notes receivable from stockholders	—	—	—	—	—	—	—	1,352	—	—	—	1,352
Series F convertible preferred stock issues in connection with acquisition	72,000	—	—	—	1,087	—	—	—	—	—	—	1,087
Series F convertible preferred stock issues for cash	269,784	—	—	—	1,500	—	—	—	—	—	—	1,500
Convertible preferred stock issued upon exercise of warrants	35,594	—	—	—	90	—	—	—	—	—	—	90
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	166	—	166
Unearned stock-based compensation	—	—	—	—	27,829	—	—	—	(27,829)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	(3,357)	—	—	—	28,691	—	—	25,334
Net loss	—	—	—	—	—	—	—	—	—	—	(67,901)	(67,901)

Balance at December 31, 2000	—	$—	6,857,032	$41	$226,352	—	$—	$(3,868)	$(13,870)	$166	$(121,276)	$87,545

VERSATA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)
(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Common stock issued upon exercise of stock options and warrants	—	$—	50,118	$—	$118	—	$—	$—	$—	$—	$—	$118
Issuance of common stock under employee stock purchase plan	—	—	58,689	—	1,480	—	—	—	—	—	—	1,480
Cancellation of notes receivable and repurchase of common stock at par value	—	—	(59,000)	(1)	(1,517)	—	—	1,518	—	—	—
Repurchase of common stock	—	—	(24,358)	—	(29)	—	—	—	—	—	—	(29)
Issuance of restricted stock to officers	—	—	384,167	2	(2)	—	—	—	—	—	—
Repurchase of common stock of former officer in connection with guarantee of loan and cancellation of promissory note	—	—	—	—	—	(219,884)	(1,383)	1,419	—	—	—	36
Write-off of note receivable in connection with settlement agreement	—	—	—	—	—	—	—	630	—	—	—	630
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	(376)	—	(376)
Unearned stock-based compensation	—	—	—	—	(9,023)	—	—	—	4,522	—	—	(4,501)
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	—	6,753	—	—	6,763
Net loss	—	—	—	—	—	—	—	—	—	—	(62,876)	(62,876)

Balance at October 31, 2001	—	$—	7,266,648	$42	$217,379	(219,884)	$(1,383)	$(301)	$(2,585)	$(210)	$(184,152)	$28,790

Common stock issued upon exercise of stock options and warrants	—	$—	88,774	$1	$126	—	$—	$—	$—	$—	$—	$127
Repurchase of common stock	—	—	(11,952)	—	(5)	—	—	—	—	—	—	(5)
Write-off note receivable in connection with settlement agreement	—	—	—	—	—	—	(109)	278	—	—	—	169
Sale of Officer’s shares held in escrow	—	—	—	—	(484)	219,884	1,446	—	—	—	—	962
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	46	—	46
Unearned stock-based compensation	—	—	—	—	(1,015)	—	—	—	1,015	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—	—	1,042	—	—	1,042
Net loss	—	—	—	—	—	—	—	—	—	—	(11,195)	(11,195)

Balance at October 31, 2002	—	$ —	7,343,470	$43	$216,001	—	$(46)	$(23)	$(528)	$(164)	$(195,347)	$19,936

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31,
			2000	1999
Cash flows from operating activities:
Net loss	$(11,195)	$(62,876)	$(67,901)	$(21,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,288	11,436	2,937	495
Provision for doubtful accounts	70	2,223	2,844	586
Warrants issued in connection with bridge loans recorded as interest expense	—	—	—	521
Stock-based compensation expense	1,042	1,659	25,512	3,955
Cancellation of promissory notes	291	1,287	—	—
Write-down of leasehold improvements and office furniture due to restructuring	—	6,574	—	—
Change in operating assets and liabilities net of acquisitions:
Accounts receivable	695	7,979	(10,946)	(4,662)
Unbilled receivables	41	736	(2,000)	(1,584)
Prepaid expenses and other current assets	(141)	2,227	(660)	(2,005)
Other assets	94	138	(256)	(68)
Accounts payable and accrued liabilities	(2,749)	(14,947)	11,979	6,606
Accrued restructuring and other	(863)	2,933	—	—
Deferred revenues	(749)	197	4,001	3,523
Other long-term liabilities	—	—	—	(112)

Net cash used in operating activities	(9,176)	(40,434)	(34,490)	(14,545)

Cash flows from investing activities:
Maturities (purchases) of short-term investments	(1,445)	26,865	(29,890)	—
Decrease (increase) in restricted cash	184	(256)	(5,189)	—
Sale (purchase) of property and equipment	53	(3,670)	(12,495)	(1,469)
Decrease in notes receivable from related parties	—	—	(22)	(34)
Net cash used in connection with acquisitions, net of cash acquired	—	—	(2,048)	(586)

Net cash provided by (used in) investing activities	(1,208)	22,939	(49,644)	(2,089)

Cash flows from financing activities:
Principal payments on capital lease obligations and loan	(282)	(136)	(218)	(707)
Proceeds from equipment line	—	—	—	362
Net proceeds from issuance of convertible preferred stock	—	—	1,500	27,976
Net proceeds from issuance of common stock	—	—	96,655	552
Proceeds from issuance of common stock under employee stock purchase plan	—	1,480	1,773	—
Proceeds from exercise of stock options and warrants	126	118	2,560	285
Repurchase of common stock from stockholders	(5)	(29)	(6)	—
Proceeds from (repurchase of) common stock from former Officers	977	(988)	—	—
Payments from stockholders on notes receivable	—	—	1,383	54
Loans provided to stockholders	(67)	—	(1,025)	—
Proceeds from bridge loans	—	—	—	3,000

Net cash provided by financing activities	749	445	102,621	31,522

Effects of exchange rate changes on cash and cash equivalents	51	(351)	130	—

Increase (decrease) in cash and cash equivalents	(9,584)	(17,401)	18,617	14,888
Cash and cash equivalents at beginning of period	21,871	39,272	20,655	5,767

Cash and cash equivalents at end of period	$12,287	$21,871	$39,272	$20,655

VERSATA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)
	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31,
			2000	1999
Supplemental Disclosures of Cash Flow information:
Cash paid during the period for interest	$61	$28	$96	$72

Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued for notes receivable from stockholders	$—	$—	$1,813	$1,867

Convertible preferred stock issued for notes receivable from stockholders	$—	$—	$—	$556

Issuance of preferred stock upon conversion and cancellation of bridge loans and accrued interest	$—	$—	$—	$3,058

Issuance of convertible preferred stock in connection with acquisition	$—	$—	$1,087	$461

Issuance of common stock in connection with acquisition	$—	$—	$4,503	$—

Assumption of stock options in connection with acquisition	$—	$—	$2,098	$—

Property and equipment acquired through capital leases	$—	$—	$30	$49

Acquisition of treasury stock in exchange for cancellation of note	$109	$919	$—	$—

Notes receivable and interest receivable cancelled in exchange for repurchase of common stock from stockholder	$301	$1,518	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

Versata, Inc. (“Versata” or the “Company”) was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata provides a business logic management system that enables the creation, execution, change and re-use of business logic (the “heart” of the application) for companies to build large, distributed applications in the Java 2, Enterprise Edition (“J2EE”) infrastructure. Versata provides a declarative approach for transaction and process logic, which enables companies to deliver business logic as a key strategic asset of their enterprise architecture.

On December 31, 2001, we announced a change in our fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001.

On May 17, 2002, Versata stockholders approved a reverse split of Versata’s common stock, and on May 24, 2002 the Company implemented a one for six reverse stock split. Although there were no guarantees, the reverse stock split was implemented to allow the Company’s common stock to trade above $1.00 per share minimum bid price as required by NASDAQ Marketplace Rules, and therefore, to help the Company to continue its listing on the NASDAQ National Market. On August 16, 2002, Versata received notification from the NASDAQ Listing Qualification Panel that the Company was in full compliance with the requirements necessary for continued listing on the NASDAQ National Market and the hearing file was closed. All shares and per share amounts in these consolidated financial statements have been restated to give effect to this reverse stock split.

2.  Basis of Presentation

The consolidated financial statements include the accounts of Versata and its subsidiaries, all of which are wholly owned and located in North America, Europe, Australia and Asia. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

We have an accumulated deficit of $195.3 million as of October 31, 2002 and we have generated losses and negative cash flows from operating activities in current and prior periods. We may incur additional operating losses and negative cash flows in the future. Certain costs could be reduced if working capital decreased significantly. Failure to generate sufficient revenue or reduce certain discretionary spending could have a material adverse affect on our ability to achieve our intended business objectives.

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

Revenue recognition

We derive revenue from two sources as follows: (i) sale of software licenses to end users, value added resellers (“VAR’s”), distributors, system integrators and independent software vendors (“ISV’s”); and (ii) services which include consulting, training, and post-contract customer support (“PCS”). We recognize

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. Under SOP 97-2, we record revenue from licensing of software products to end-users and system integrators, who use our software to build systems for their customers, when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. For VAR’s and distributors, we recognize revenue upon notification of sell-through, provided all other revenue recognition criteria are met. For sales to certain ISV’s, where we receive non-refundable royalty payments, we defer the fair value of PCS related to the arrangement and recognize the remainder as license revenue, when paid, provided all other revenue recognition criteria are met. Generally, we provide payment terms that range from thirty to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate in the agreement for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. We recognize revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, we recognize revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting. The portion of fees related to either products delivered or services rendered which are not due under our Company’s standard payment terms are reflected in deferred revenue and in unbilled receivables.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Cash and cash equivalents and short-term investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our short-term investments consist of debt securities with maturities greater than three months at the date of purchase. We classify all short-term investments as available for sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”). Accordingly, our short-term investments are carried at fair value as of the balance sheet date. Unrealized gains and losses are reported net of taxes as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. At each period end presented, amortized cost approximated fair value and unrealized gross gains or losses were insignificant, and during each of the periods presented, realized gains were insignificant.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The portfolio of cash, cash equivalents and short-term investments consisted of the following (in thousands):

	As of October 31, 2002	As of October 31, 2001	As of December 31, 2000
Cash and cash equivalents:
Cash	$8,037	$9,377	$11,493
Commercial paper	—	4,992	19,102
Auction floater	3,653	6,005	8,677
Money market funds	—	1,497	—
U.S. Agencies:
Discount Notes	597	—	—

	$12,287	$21,871	$39,272

Short-term Investments:
Corporate debt securities	$1,013	$497	$25,871
Debt securities issued by the U.S. government	3,465	2,539	4,055

	$4,478	$3,036	$29,926

Fair value of financial instruments

The reported amounts of certain of our Company’s financial instruments including cash and cash equivalents and short-term investments, receivables, and accounts payable approximate fair value due to their short maturities. The reported amounts of loans payable approximate fair value due to the market interest rates, which these debts bear.

Concentration of credit risk

Financial instruments, which potentially subject our Company to concentrations of credit risk, consist primarily of cash, investments, certificates of deposit, money market accounts, and accounts receivable. Our Company places its cash investments with three major financial institutions. At October 31, 2002, October 31, 2001, and December 31, 2000 our Company had deposits in excess of federally insured limits of $16,465,000, $24,707,000 and $68,898,000, respectively.

Our Company performs ongoing customer credit evaluations within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

The following table sets forth customers comprising 10% or more of our Company’s total revenue for each of the periods presented:

Customer	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31,
			2000	1999
A	—	17%	—	—
B	14%	16%	—	—
C	—	—	—	12%

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had two customers that accounted for approximately 41% of our accounts receivable as of October 31, 2002. Two customers accounted for approximately 28% of our accounts receivable as of October 31, 2001. No single customer accounted for greater than 10% of our accounts receivable as of December 31, 2000.

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

Unbilled receivables

Fees from arrangements that provide for extended payment terms, and for which our Company does not have a sufficient history of collection are recognized as revenue when payments become due. The portion of fees related to either products delivered or services rendered which are not due under our Company’s standard payment terms are reflected in deferred revenue and in unbilled receivables until payments become due.

Goodwill and other acquisition-related intangibles

Goodwill is accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted SFAS 142 effective November 1, 2001 and we had no goodwill recorded on our balance sheet on the date of adoption.

Stock-based compensation

Our Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our Company’s common stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 11. Our Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software development costs

Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”). The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. The Company has defined technological feasibility as the establishment of a working model, and typically occurs when the beta testing commences, To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Foreign currency translation

Assets and liabilities of foreign operations where the functional currency is the local currency, are translated into U.S. dollars at the balance sheet date exchange rate. Revenues and expenses are translated at the average rate prevailing during the period. The related gains and losses from translation are recorded as a translation adjustment in a separate component of stockholders’ equity, which were not significant for the year ended October 31, 2002, the ten months ended October 31, 2001, and for the years ended December 31, 2000 and 1999. Foreign currency transaction gains and losses have been immaterial to date.

Comprehensive loss

Comprehensive loss consists of net loss, the net changes in foreign currency translation adjustment and the net unrealized gains and losses on available-for-sale securities.

Income taxes

Our Company has accounted for income taxes using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share on post-split basis (in thousands, except per share data):

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31,
			2000	1999
Numerator:
Net loss	$(11,195)	$(62,876)	$(67,901)	$(21,800)
Deemed preferred stock dividend	—	—	—	(10,800)

Net loss attributable to common stockholders	$(11,195)	$(62,876)	$(67,901)	$(32,600)

Denominator:
Weighted average shares outstanding	7,299	7,056	5,814	789
Weighted average unvested shares of common stock subject to repurchase	(235)	(353)	(332)	(197)

Denominator for basic and diluted calculation	7,064	6,703	5,482	592

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.58)	$(9.38)	$(12.39)	$(55.07)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods (in thousands).

	Shares at End of Period
	October 31, 2002	October 31, 2001	December 31,
			2000	1999
Effect of common stock equivalents:
Unvested common stock subject to repurchase	161	355	198	361
Stock options outstanding	1,177	1,321	1,397	827
Convertible preferred stock	—	—	—	4,429
Warrants to purchase convertible preferred stock	—	—	—	36
Warrants to purchase common stock	—	—	—	90

Total common stock equivalents excluded from the computation of earnings per share as their effect was antidilutive	1,338	1,676	1,594	5,743

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information

We identify our operating segments based on business activities, management responsibility and geographical location. For all periods presented, we operated in a single business segment, primarily in North America. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31,
			2000	1999
Software license revenue:
North America	$8,386	$8,131	$19,848	$5,129
Europe	2,569	5,755	6,237	1,429
Other international	—	—	729	171

	$10,955	$13,886	$26,814	$6,729

Services revenue:
North America	$7,173	$13,032	$24,461	$5,638
Europe	2,032	3,223	4,621	121
Other international	—	—	712	94

	$9,205	$16,255	$29,794	$5,853

Total revenue:
North America	$15,559	$21,163	$44,309	$10,767
Europe	4,601	8,978	10,858	1,550
Other international	—	—	1,441	265

	$20,160	$30,141	$56,608	$12,582

        Long-lived assets, predominantly intangibles and property and equipment, is based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of October 31, 2002, approximately $10.7 million of long-lived assets were located in North America, $336,000 were located in Europe, and $190,000 were located elsewhere. As of October 31, 2001, approximately $15.1 million of long-lived assets were located in North America, $644,000 were located in Europe, and $107,000 were located elsewhere. As of December 31, 2000, approximately $28.5 million of long-lived assets were located in North America, $1.1 million were located in Europe, and $254,000 were located elsewhere.

Certain risks and uncertainties

The Company’s products are concentrated in the industry segment for internet infrastructure software that is characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. These products depend in part on third-party technology that the Company licenses from a limited number of suppliers. Also, the Company has depended on a limited number of products for substantially all revenue to date. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on the Company’s business, cash flows and operations.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent accounting pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”). SFAS 144 applies to all long- lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are not expected to have a significant impact on the Company’s financial position or operating results.

In January 2002, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), formerly EITF Abstracts, Topic No. D-103. EITF 01-14 requires companies to report reimbursements of out-of-pocket expenses as revenue and the corresponding expenses incurred as costs of revenues within the income statement. We adopted this provision during the current fiscal year. Historically, we netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying consolidated statements of operations. The adoption of EITF 01-14 had no impact on our gross margin or net loss, but did cause both services revenue and cost of services revenue to increase by approximately $750,000 and $761,000 for the year ended October 31, 2002 and the ten months ended October 31, 2001, respectively. We did not reclassify prior-period results for the years ended December 31, 2000 or 1999 as the adoption of EITF 01-14 did not have a material impact on our financial position, results of operations or cash flows for these periods. We believe the results as previously reported are comparable.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the quarter ending January 31, 2003. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is required to be adopted by the Company beginning November 1, 2003. The Company is currently assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the discloser requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). This amendment provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, prominent disclosures in both annual and interim financial statements are required for the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently assessing the impact of SFAS 148 on its consolidated financial position and results of operations.

4.    Balance Sheet Components (in thousands):

Accounts receivable

	As of October 31,		As of December 31, 2000
	2002	2001
Accounts receivable	$4,294	$6,078	$15,972
Less: allowance for doubtful accounts	(1,141)	(2,103)	(1,795)

	$3,153	$3,975	$14,177

Property and equipment

	Estimated Useful life (years)	As of October 31,		As of December 31, 2000
		2002	2001
Equipment	3	$6,775	$6,923	$8,479
Furniture and fixtures	5	1,007	1,007	1,950
Leasehold improvements	2	1,363	1,268	4,488
Equipment under capital leases	3 - 5	39	39	598

		9,184	9,237	15,515
Less: Accumulated depreciation and amortization		(5,307)	(2,980)	(3,614)

		$3,877	$6,257	$11,901

Accumulated amortization related to equipment under capital lease at October 31, 2002 and 2001 and December 31, 2000 totaled approximately $31,000, $26,000 and $517,000, respectively.

During the year ended October 31, 2002 and the ten months ended October 31, 2001, property, leasehold improvements and equipment relating to subleased offices were disposed of as part of our restructuring efforts.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangibles

	As of October 31,		As of December 31, 2000
	2002	2001
Goodwill	$—	$—	$6,584
Purchased technology	5,680	5,680	5,680
Workforce in place	—	—	1,250
Other intangibles	64	67	60

	5,744	5,747	13,574
Less: Accumulated amortization	(3,750)	(1,849)	(1,369)

	$1,994	$3,898	$12,205

        Intangible assets consist of purchased technology of $5.7 million, which are being amortized on a straight-line basis over the expected life of 3 years and will be fully amortized in fiscal 2003.

In October 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Verve, Inc. and our French distributor. The assessment was performed primarily due to (1) the sustained decline in the Company’s stock price since the valuation date of the shares issued in the Verve, Inc. acquisition, resulting in the net book value of its assets prior to the impairment charge exceeding the Company’s market capitalization; (2) the overall decline in the industry growth rates; and, (3) projected operating results. As a result, we recorded a $4.1 million impairment charge to reduce goodwill and other identifiable intangibles. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company’s best estimate as of such date. There was no remaining goodwill balance at October 31, 2001.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. Versata adopted SFAS No. 142 effective November 1, 2001. The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements as we had no goodwill recorded on our balance sheet on the date of adoption.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents comparative information showing the effect excluding the amortization of goodwill would have had on the statements of operations (in thousands, except per share amounts):

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31,
			2000	1999
Reported net loss	$(11,195)	$(62,876)	$(67,901)	$(21,800)
Goodwill amortization	—	2,892	1,079	—

Adjusted net loss	$(11,195)	$(59,984)	$(66,822)	$(21,800)

Basic and diluted net loss per share	$(1.58)	$(9.38)	$(12.39)	$(55.07)
Goodwill amortization	—	0.43	0.20	—

Adjusted basic and diluted net loss per share	$(1.58)	$(8.95)	$(12.19)	$(55.07)

Accrued liabilities

	As of October 31,		As of December 31, 2000
	2002	2001
Accrued payroll and related liabilities	$1,568	$2,720	$9,083
Accrued professional fees	957	1,156	1,863
Other accrued liabilities	1,215	2,301	2,200

	$3,740	$6,177	$13,146

5.    Restructuring and Other

In January 2001, we implemented a cost cutting initiative that included a reduction in total staff of approximately 70 people, or 13% of the total workforce. This reduction impacted all departments, but primarily reflected a shift in the strategy of our services organization.

In March 2001, we announced a restructuring effort to realign our expenses with a business plan geared to the changing economy. This restructuring was designed to align the workforce with customer needs and focus on core business products. The restructuring plan included the discontinuation of further development of non-core business products, facility consolidations, and a reduction in total staff, including domestic and international employees and contractors. As a result of this restructuring effort we reduced staff by an additional 263 positions during fiscal 2001, and closed additional field offices. We incurred $19.7 million in restructuring and other expenses as a result of these activities in fiscal 2001. During fiscal 2002, we eliminated an additional 70 positions, and expensed $1.9 million to restructuring and other as a result of this restructuring effort.

Other costs accrued at October 31, 2002 primarily reflect $700 thousand for the anticipated costs of the settlement agreement for the Securities Class Action and State Derivative Actions described in Note 13.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring and other activity during the year ended October 31, 2002 (in thousands):

	Employee Severance	Office Closure and Subleasing Costs	Other Costs	Total
Accrual balance, October 31, 2001	$905	$1,662	$366	$2,933
Additions	1,118	57	700	1,875
Cash paid	(1,816)	(290)	(317)	(2,423)
Non-cash utilization	(106)	—	(138)	(244)

Accrual balance, October 31, 2002	$101	$1,429	$611	$2,141

Approximately $1 million of the accrued restructuring and other will be paid in cash during fiscal 2003.

6.    Related Party Transactions

During 2000, we held a $1 million investment in the preferred stock of TruMarkets, Inc., a privately held corporation. Our Chairman of the Board of Directors held a membership interest in the general partner of a partnership that owned a controlling interest in the outstanding capital stock of TruMarkets, Inc. In January 2001, we provided the investee with a $500,000 bridge loan. As of December 31, 2000, the investee was in the process of developing its products and was actively negotiating with third parties for additional financing to fund its operations. During March 2001, the investee’s attempts to obtain additional financing failed and the investee began efforts to sell the company. The $500,000 loan was recorded in restructuring and other expenses in the first quarter of fiscal 2001. In June 2001, TruMarkets, Inc. was acquired by MortgageSight Holding LLC (“MortgageSight”) and our investment and loan were converted to 22,122 shares of preferred stock, or less than 1% of MortgageSight. MortgageSight has subsequently ceased its operations; therefore, no amount has been recorded on the balance sheet.

In November 1999, our former Chief Financial Officer, Kevin Ferrell, delivered a full-recourse promissory note to us in payment for 100,000 shares of Series F preferred stock. The principal amount secured under the note was $556,000. The note bore interest at the rate of 7.00% per annum, compounded annually, and was secured by the purchased shares. The principal balance would become due and payable in one lump sum on the third anniversary of the signing of the note (November 2002). In 2000, Mr. Ferrell paid down approximately $103,000 in principal and $35,000 in interest towards this note.

In December 1999, Mr. Ferrell delivered a full-recourse promissory note to us in payment of the exercise price of 400,000 outstanding stock options under our 1997 stock option plan. The principal amount secured under the note was $1.2 million. In 2000, Mr. Ferrell paid down $84,000 approximately in interest towards this note. Mr. Ferrell resigned in February 2001. In February 2001, we exercised our right to repurchase 240,000 unvested shares of Mr. Ferrell’s 400,000 option shares. We paid par value to repurchase the shares, which reduced the principal amount of the note by $720,000. The offset to the reduction in the note was recorded as a reduction in paid in capital.

In October 2001, we wrote down $632,000 in principal in connection with both of Mr. Ferrell’s notes. In April 2002, we cancelled both promissory notes and related accrued interest of $301,000 in exchange for a pledge of 260,000 shares of our Company’s common stock owned by Mr. Ferrell. On that date, the fair market value of the 260,000 shares was $109,000 and was recorded as treasury stock. We recorded $192,000 in restructuring and other expenses as a result of this transaction.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2000, Mr. Hewitt delivered a full recourse promissory note to us in payment of the exercise price of stock options issued pursuant to our 1997 Stock Option Plan. The principal amount secured under the note was $1 million. The note had a term of three years and bore interest at the rate of 7.00% per annum, compounded annually. The note was secured by the purchased shares and additional collateral. The entire unpaid balance of the note was due and payable upon termination of employment, failure to pay any installment of principal or interest when due, or insolvency or bankruptcy, or in the event we are acquired. None of the shares serving as security for the note could have been sold unless the principal portion of the note attributable to those shares and the accrued interest on that principal portion was paid to us. In December 2000, Mr. Hewitt delivered to us another full recourse promissory note in the amount of $375,000. The note was secured by shares of our common stock held by us for the previous loan. The note was due and payable on January 31, 2002, and bore interest at the prime rate as reported in The Wall Street Journal from time to time and compounded annually. Accrued interest was due on each anniversary of the signing of the note. Mr. Hewitt resigned in March 2001. In June 2001, in connection with Mr. Hewitt’s termination of employment, we cancelled both promissory notes and related accrued interest totaling $1.5 million in exchange for a pledge of 770,000 shares of our Company’s common stock owned by the officer. On that date, the fair market value of the 770,000 shares was $919,000 and was recorded as treasury stock and $598,000 was included in restructuring and other expenses. In the first quarter of fiscal 2002 the Company received $978,000 in cash from the sale of Mr. Hewitt’s shares held in escrow.

7.    Borrowings

Equipment line

In August 1999, our Company obtained a capital financing line (the “Equipment Line”), which provides for the purchase of up to $1 million in property and equipment with any amounts borrowed due within 36 months of the date of the agreement. Any borrowings under the Equipment Line are payable over 36 months, with an effective interest rate of approximately 17%. Borrowings are collateralized by the equipment being financed. In October 1999, our Company increased the borrowing limit under this line to a total of $2 million and extended the effective date of the equipment line to September 30, 2000. As of October 31, 2002, 2001 and December 31, 2000, borrowings of approximately $56,000, $181,000 and $270,000, respectively, were outstanding against the Equipment Line. At October 31, 2002 all future minimum payments on the equipment line are due within one year.

8.    Income Taxes

The primary components of the net deferred tax asset are as follows (in thousands):

	October 31,		December 31,
	2002	2001	2000	1999
Net operating loss carryforwards	$49,500	$45,808	$27,267	$18,155
Research and experimentation credit carryforwards	1,992	1,680	1,245	1,050
Capital loss carryforward	398	398	400	—
Restructuring costs	255	1,168	—	—
Other long-term liabilities	479	1,035	2,237	555
Deferred revenue	196	—	28	(32)
Property and equipment	79	1,798	(656)	54

	52,899	51,887	30,521	19,782
Less: Valuation allowance	(52,899)	(51,887)	(30,521)	(19,782)

	$—	$—	$—	$—

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, our Company has recorded a valuation allowance against its net deferred tax asset. The valuation allowance increased by $1 million, $21.4 million, $10.7 million and $7.6 million during the fiscal year ended October 31, 2002, the ten months ended October 31, 2001, and the fiscal years ended 2000 and 1999, respectively.

Differences between the federal statutory and effective tax rates are primarily due to the nonrealizability of net operating losses and the resulting increase in the valuation allowance.

At October 31, 2002 our Company has the following approximate net operating loss carryforwards and research and experimentation credit carryforwards available to reduce future taxable income, if any (in thousands):

	October 31, 2002
	Federal	State	Foreign
Net operating loss carryforwards	$124,661	$68,671	$14,747
Research and experimentation credit carryforwards	1,321	935	—

The Company’s net operating loss and research and experimentation credit carryforwards expire through 2022 (through 2013 for state net operating loss carryforwards) if not used beforehand to offset taxable income or tax liabilities. For federal and state tax purposes, our Company’s net operating loss and research and experimentation credit carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state tax laws.

9.    Convertible Preferred Stock

In March 2000, Versata completed an initial public offering and upon this offering, each outstanding share of Versata’s convertible preferred stock was automatically converted into one share of common stock of Versata resulting in the issuance of 4,491,715 shares of common stock.

10.    Common Stock

Our Company’s Certificate of Incorporation, as amended, authorizes our Company to issue 155,000,000 shares of common stock, and 30,580,000 shares of preferred stock.

During fiscal 2000, certain common stock option holders exercised unvested options, subject to a repurchase right held by our Company, in the event of voluntary or involuntary termination of employment of the stockholder. On April 6, 2001, the Company issued 384,166 shares of common stock to certain executive officers of the company. The purchase price per share was at par value. The shares are subject to a repurchase right held by our Company. As of October 31, 2002, 2001, and December 31, 2000, 160,066, 355,443 and 197,629 shares of common stock, respectively, were subject to repurchase by our Company.

11.    Stock Options and Purchase Plan

In November 1999, the Board of Directors of our Company approved the 2000 Stock Option Plan (“the 2000 Plan”), which became effective on March 3, 2000 in connection with the initial public offering of the common stock. The 2000 Plan serves as the successor to the Corporation’s 1994, 1996, and 1997 Stock Option Plans (the “Predecessor Plans”). All options outstanding under the Predecessor Plans have been incorporated into the 2000 Plan, and no further option grants or stock issuances will be made under the Predecessor Plans. Each option so incorporated will continue to be governed by the terms of the agreement evidencing that option, and no

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provision of the 2000 Plan will adversely affect or otherwise modify the rights of the holders of such incorporated options with respect to their acquisition of shares of common stock thereunder.

The 2000 Plan is comprised of five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to individuals in the Corporation’s service which will provide them with the right to purchase shares of common stock at a fixed price per share equal to the fair market value of the common stock on the grant date; (ii) the Stock Issuance Program under which such individuals may be issued shares of common stock directly, either through the purchase of those shares at fair market value or as a bonus for services rendered to the Corporation; (iii) the Salary Investment Option Grant Program under which the Corporation’s officers and other highly-compensated executives may elect to invest a portion of their base salary each year in special option grants with a below-market exercise price; (iv) the Automatic Option Grant Program under which non-employee Board members will automatically receive special option grants at designated intervals over their period of Board service; and (v) the Director Fee Option Grant Program under which non-employee Board members may elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price.

The following table summarizes activity under our Company’s stock option plans. Prior years have been restated on a post-split basis:

	Options Available for Grant	Options Outstanding
		Shares	Weighted Average Exercise Price Per Share
Balance at December 31, 1998	170,703	901,535	1.20
Additional options authorized	811,116	—	—
Repurchase of common stock	1,655	—	—
Options granted below fair value	(792,042)	792,042	14.34
Options exercised	—	(815,581)	2.94
Options canceled	50,812	(50,812)	1.92

Balance at December 31, 1999	242,244	827,184	12.00

Additional options authorized	1,144,419	—	—
Repurchase of common stock	31,347	—	—
Options granted below fair value	(539,483)	539,483	—
Options granted	(482,657)	482,657	78.72
Options exercised	—	(250,029)	13.80
Options canceled	202,861	(202,861)	48.90

Balance at December 31, 2000	598,731	1,396,434	55.14

Additional options authorized	822,494	—	—
Repurchase of common stock	24,358	—	—
Options and restricted stock granted	(1,479,562)	1,095,396	13.86
Options exercised	—	(50,118)	2.40
Options canceled	1,121,293	(1,121,293)	42.72

Balance at October 31, 2001	1,087,314	1,320,419	33.60

Repurchase of common stock	11,952	—	—
Options and restricted stock granted	(605,449)	615,749	2.10
Options exercised	—	(88,774)	1.56
Options canceled	670,498	(670,498)	41.35

Balance at October 31, 2002	1,164,315	1,176,896	14.96

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options as of October 31, 2002:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$ 0.93 – $ 1.68	605,454	9.0	$1.30	239,299	$1.48
2.16 – 7.56	236,614	9.1	3.67	117,185	3.76
15.00 – 41.25	162,281	7.6	27.64	114,100	26.87
42.00 – 148.50	162,800	7.7	58.66	91,028	56.29
154.50 – 267.75	9,747	7.8	196.53	5,025	198.67

As of October 31, 2002	1,176,896	8.7	14.96	566,637	17.62

We had 461,470, 292,182 and 132,690 options vested and exercisable at October 31, 2001, December 31, 2000 and 1999, respectively.

Fair value disclosures

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which also requires that the information be determined as if our Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the minimum value method to the date of our initial public offering and the Black-Scholes option-pricing model thereafter.

Our Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS 123 using the following assumptions:

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31,
			2000	1999
Risk-free rates	2.63%–4.93%	3.61%–5.20%	5.17%–6.73%	4.91%–6.19%
Expected lives (in years)	5.0	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	132%	240%	155%	0.0%

The weighted average fair value of these options granted in the year ended October 31, 2002, the ten months ended October 31, 2001, and the years ended December 31, 2000 and 1999 was $2.20, $2.31, $14.04 and $4.16, respectively.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation costs been determined based upon the fair value at the grant date for awards granted under our stock option and stock purchase plans, consistent with the methodology prescribed under SFAS 123, our Company’s pro forma net loss attributable to common stockholders and pro forma basic and diluted net loss per share under SFAS 123 would have been (in thousands, except per share data):

	Year Ended October 31, 2002	Ten Months Ended October 31, 2001	Year Ended December 31,
			2000	1999
Net loss attributable to common stockholders:
As reported	$(11,195)	$(62,876)	$(67,901)	$(32,600)
Pro forma	$(13,509)	$(69,850)	$(77,189)	$(33,073)
Net loss per share attributable to common stockholders:
As reported	$(1.58)	$(9.38)	$(12.39)	$(55.07)
Pro forma	$(1.91)	$(10.42)	$(14.08)	$(55.87)

Unearned stock-based compensation

In connection with certain stock option grants, our Company recognized unearned compensation that is being amortized over the vesting periods of the related options, usually 50 months, using an appropriate accelerated basis. The total unearned compensation recorded by our Company from January 1, 1998 through October 31, 2002 was $40.4 million. Amortization expense recognized during the year ended October 31, 2002, the ten months ended October 31, 2001, and the years ended December 31, 2000 and 1999 was $1 million, $1.7 million, $25.5 million and $4 million respectively.

Employee stock purchase plan

Versata’s Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our Board of Directors in November 1999 and was approved by the stockholders in February 2000. A total of 83,000 shares of common stock has been reserved for issuance under the Purchase Plan. The reserve will automatically increase on the first trading day of the second fiscal quarter each year, by an amount equal to one percent (1%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding first fiscal quarter. In no event will any annual reserve increase exceed 1,000,000 shares.

The Purchase Plan enables eligible employees to designate up to 15% of their compensation for the purchase of stock. The purchase price is 85% of the lower of the fair market value of Versata’s common stock on the first day or the last day of each six-month purchase period. No compensation expense is recorded in connection with the plan. We did not issue shares under the Purchase Plan during the year ended October 31, 2002. The plan was suspended in August 2001.

Compensation cost (included in pro forma net loss attributable to common stockholders and net loss per share attributable to common stockholders) is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the ten months ended October 31, 2001 and year ended December 31, 2000: risk-free rate of 4.72% and 5.52%, respectively; expected life of six months; divided yield of 0%, and expected volatility of 240% to 155%, respectively. The weighted average grant date fair value of those purchase rights granted during the ten months ended October 31, 2001 and year ended December 31, 2000, as defined by SFAS No. 123, was $33.75 and $7.44, respectively.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Employee Benefit Plans

In May 1995, our Company established a 401(k) Profit Sharing Plan (the “Plan”) which covers substantially all employees. Under the Plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual 402(g) limitation for any Plan year. Discretionary contributions may be made by our Company. Our Company made no contributions during the year ended October 31, 2002, the ten months ended October 31, 2001, or the years ended December 31, 2000 and 1999.

Effective September 1, 1998, our Company adopted a nonqualified deferred compensation plan, which permitted eligible officers and key employees to defer a portion of their compensation. In December 2001, the Company suspended employee participation in the deferred compensation plan and distributions of all balances were made to participating employees on March 31, 2002. At October 31, 2001, and December 31, 2000 the deferred compensation amounts, together with accumulated interest, which would have been distributable in cash after retirement, termination of employment, or termination of the plan, amounted to approximately $193,000 and $546,000, respectively.

We assumed 38,622 stock options in connection with the acquisition of Verve, Inc. that are subject to stock appreciation rights that allow the optionee to elect to receive cash compensation equal to the increase in value of the stock option, in lieu of exercising the option. On November 20, 2000, we granted 3,268 options to some of the optionees with a $73.62 exercise price, and 35,354 options to the remaining optionees with a $17.28 exercise price. The stock appreciation rights must be exercised by the optionees at the $17.28 exercise price. The stock appreciation rights must be exercised by the optionee in whole or in part no later than nine months after the options vest. As of October 31, 2002, the stock appreciation rights for a total of 207 shares issued with a $73.62 exercise price were outstanding, and the stock appreciation rights for a total of 3,791 shares issued with a $17.28 exercise price were outstanding.

13.    Commitments and Contingencies

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

We have also entered into sub-lease agreements for certain office space and equipment. On October 30, 2002, we entered into a Termination of Sublease Agreement (“Termination Agreement”) with one of our subtenants. Under the terms of the Termination Agreement, the sublease between us and the subtenant was terminated and the subtenant was released from its liabilities in exchange for payments totaling $950,000 that we received in November 2002. The income from the Termination Agreement is included in the table below as contractual sub-lease income for the year ending October 31, 2003.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under all non-cancelable leases at October 31, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases
		Gross Commitments	Contractual Sub-lease Income	Net Commitments
Year Ending October 31,
2003	$78	$3,273	$1,802	$1,471
2004	78	3,326	852	2,474
2005	78	3,433	852	2,581
2006	45	3,538	852	2,686
2007	—	3,662	852	2,810
2008 and thereafter	—	3,176	710	2,466

Total minimum lease payments	279	$20,408	$5,920	$14,488

Less interest	(43)

Present value of minimum lease payments	236
Less current portion	(78)

	$158

Rent expense for the year ended October 31, 2002, the ten months ended October 31, 2001, and the years ended December 31, 2000 and 1999 was approximately $1.6 million, $3.5 million, $2.8 million and $529,000, respectively.

With the exception of the $350,000 deductible amount of directors’ and officers’ liability insurance paid in April 2001, and the $700,000 expensed in the fourth quarter of fiscal 2002, no estimate can be made of the ultimate loss or possible loss associated with the resolution of these contingencies. As additional information becomes available, we will assess the potential liability related to our preliminary settlement and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. We do not currently use derivative financial instruments.

Legal Proceedings

Securities Class Action and State Derivative Actions

Since April 11, 2001, several securities class action complaints have been filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated in the United States District Court for the Northern District of California. On October 19, 2001, the lead plaintiffs filed an amended class action complaint naming us and certain of our former officers and a current director as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under section 11 and 15 of the Securities Act of 1933. The amended complaint sought an unspecified amount of damages on behalf of persons who purchased our stock during a class period between March 31, 2000 and April 30, 2001. In July 2002, we reached an agreement with the plaintiffs to settle the class action lawsuit in order to avoid protracted and expensive litigation and the uncertainty of the outcome at a trial. The agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. Our settlement calls for a payment of $9.75 million in cash by our insurance carriers, the issuance of 200,000 shares of our common stock, and for certain corporate therapeutics. The holders of the settlement stock have a put option of $3.50 per share during a period of 20 trading days commencing one

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year from the date of distribution; provided however, the put options shall expire if Versata shares trade above $3.50 per share for 15 consecutive trading days during the one year period following the date of distribution of the settlement stock. The settlement agreement has been preliminarily approved by the court and the final settlement hearing is set for February 14, 2003. As of October 31, 2002, we have accrued approximately $700,000 for this liability in accrued restructuring and other in the accompanying financial statements.

Since June 11, 2001, three derivative actions have been filed on our behalf against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. In July 2002, in conjunction with the settlement of the securities litigation discussed above, we reached an agreement to settle the derivative action. As discussed, the agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. The settlement agreement has been preliminarily approved by the court and the final settlement hearing is set for February 14, 2003.

Litigation and Other Claims

From time to time, we become subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

VERSATA, INC.

UNAUDITED QUARTERLY INFORMATION

The following table sets forth our historical unaudited quarterly information for our most recent seven quarters, both in absolute dollars and as a percentage of total revenue for each quarter. We believe this quarterly information has been prepared on a basis consistent with our audited financial statements and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information shown. Our quarterly operating results have fluctuated and may continue to fluctuate significantly as a result of a variety of factors and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

On December 31, 2001, we announced a change in our fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. The Company previously reported results as of March 31, 2001, June 30, 2001 and September 30, 2001.

	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002	September 30, 2001	June 30, 2001	March 31, 2001
Revenue:
Software license	$2,546	$2,167	$2,161	$4,081	$3,276	$5,991	$4,140
Services	2,032	2,464	2,381	2,328	3,239	5,102	7,085

Total revenue	4,578	4,631	4,542	6,409	6,515	11,093	11,225

Cost of Revenue:
Software license	35	63	38	68	79	149	157
Services	1,754	1,854	2,037	2,094	3,426	5,370	8,581

Total cost of revenue	1,789	1,917	2,075	2,162	3,505	5,519	8,738

Gross profit	2,789	2,714	2,467	4,247	3,010	5,574	2,487

Operating expense:
Sales and marketing	1,642	1,716	2,331	3,001	4,675	8,657	11,940
Product development	1,419	1,228	1,369	1,509	1,748	2,650	3,895
General and administrative	783	1,154	1,388	1,294	2,824	3,045	3,992
Stock-based compensation	276	204	350	212	941	717	(141)
Amortization of intangibles	473	473	538	477	1,987	1,152	1,145
Restructuring and other expenses	559	428	579	309	5,149	3,504	6,909

Total operating expense	5,152	5,203	6,555	6,802	17,324	19,725	27,740

Loss from operations	(2,363)	(2,489)	(4,088)	(2,555)	(14,314)	(14,151)	(25,253)
Interest income	97	102	119	165	317	520	920
Interest expense	(11)	(11)	(13)	(28)	(14)	(31)	(11)
Other non-operating, net	(12)	(10)	(30)	(68)	(215)	(53)	—

Net loss	$(2,289)	$(2,408)	$(4,012)	$(2,486)	$(14,226)	$(13,715)	$(24,344)

Basic and diluted net loss per share	$(0.32)	$(0.34)	$(0.56)	$(0.36)	$(2.14)	$(2.05)	$(3.67)

Weighted average common shares used in computing basic and diluted net loss per share	7,185	7,145	7,102	6,825	6,648	6,694	6,637

	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002	September 30, 2001	June 30, 2001	March 31, 2001
As a percentage of revenue:
Revenue:
Software license	55.6%	46.8%	47.6%	63.7%	50.3%	54.0%	36.9%
Services	44.4%	53.2%	52.4%	36.3%	49.7%	46.0%	63.1. %

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Revenue:
Software license	0.8%	1.4%	0.8%	1.1%	1.2%	1.3%	1.4%
Services	38.3%	40.0%	44.8%	32.7%	52.6%	48.4%	76.4%

Total cost of revenue	39.1%	41.4%	45.7%	33.7%	53.8%	49.8%	77.8%

Gross profit	60.9%	58.6%	54.3%	66.3%	46.2%	50.2%	22.2%

Operating expense:
Sales and marketing	35.9%	37.1%	51.3%	46.8%	71.8%	78.0%	106.4%
Product development	31.0%	26.5%	30.1%	23.5%	26.8%	23.9%	34.7%
General and administrative	17.1%	24.9%	30.6%	20.2%	43.3%	27.4%	35.6%
Stock-based compensation	6.0%	4.4%	7.7%	3.3%	14.4%	6.5%	-1.3%
Amortization of intangibles	10.3%	10.2%	11.8%	7.4%	30.5%	10.4%	10.2%
Restructuring and other expenses	12.2%	9.2%	12.7%	4.8%	79.0%	31.6%	61.6%

Total operating expense	112.5%	112.4%	144.3%	106.1%	265.9%	177.8%	247.1%

Loss from operations	-51.6%	-53.7%	-90.0%	-39.9%	-219.7%	-127.6%	-225.0%
Interest income	2.1%	2.2%	2.6%	2.6%	4.9%	4.7%	8.2%
Interest expense	-0.2%	-0.2%	-0.3%	-0.4%	-0.2%	-0.3%	-0.1%
Other non-operating, net	-0.3%	-0.2%	-0.7%	-1.1%	-3.3%	-0.5%	—

Net loss	-50.0%	-52.0%	-88.3%	-38.8%	-218.4%	-123.6%	-216.9%

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for doubtful accounts for the periods ended:
December 31, 2000	$886	2,844	(1,935)	$1,795
October 31, 2001	$1,795	2,223	(1,915)	$2,103
October 31, 2002	$2,103	70	(1,032)	$1,141
Allowance for deferred tax asset accounts for the periods ended:
December 31, 2000	$19,782	10,739	—	$30,521
October 31, 2001	$30,521	21,366	—	$51,887
October 31, 2002	$51,887	1,012	—	$52,899