Form 10-Q
period 2003-01-31
VERSATA INC
filed 2003-03-14
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-29757

VERSATA, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0255203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Lakeside Drive Suite 1500

Oakland, CA 94612

(Address including zip code, of principal executive offices)

(510) 238-4100

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of February 28, 2003, the total number of outstanding shares of the Registrant’s common stock was 7,374,435.

VERSATA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSATA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	January 31, 2003	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,490	$12,287
Short-term investments	2,924	4,478
Accounts receivable, net	4,911	3,153
Unbilled receivables	111	195
Prepaid expenses and other current assets	882	989

Total current assets	22,318	21,102
Restricted cash	5,261	5,261
Property and equipment, net	3,353	3,877
Intangibles, net	1,518	1,994
Other assets	111	122

Total assets	$32,561	$32,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290	$750
Accrued liabilities	3,544	3,740
Current portion of accrued restructuring and other	2,112	1,037
Current portion of deferred revenue	4,651	3,848
Current portion of long-term debt	135	134

Total current liabilities	10,732	9,509
Accrued restructuring and other, less current portion	1,383	1,104
Deferred revenue, less current portion	1,445	1,649
Long-term debt, less current portion	144	158

Total liabilities	13,704	12,420

Stockholders’ equity:
Common stock	43	43
Additional paid-in capital	216,001	216,001
Treasury stock	(46)	(46)
Notes receivable from shareholders	(23)	(23)
Unearned stock-based compensation	(355)	(528)
Accumulated other comprehensive loss	(246)	(164)
Accumulated deficit	(196,517)	(195,347)

Total stockholders’ equity	18,857	19,936

Total liabilities and stockholders’ equity	$32,561	$32,356

The accompanying notes are an integral part of these

condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	January 31, 2003	January 31, 2002
Revenue:
Software license	$2,708	$3,134
Maintenance and support	1,371	1,217
Professional services	1,021	2,058

Total revenue	5,100	6,409

Cost of revenue:
Software license	48	68
Maintenance and support (excluding stock-based compensation of $6 and $10 for the three months ended January 31, 2003 and 2002, respectively)	364	339
Professional services (excluding stock-based compensation of $61 and $166 for the three months ended January 31, 2003 and 2002, respectively)	980	1,755

Total cost of revenue	1,392	2,162

Gross profit	3,708	4,247

Operating expense:
Sales and marketing (excluding stock-based compensation of $59 and $128 for the three months ended January 31, 2003 and 2002, respectively)	1,607	3,001
Product development (excluding stock-based compensation of $19 and $53 for the three months ended January 31, 2003 and 2002, respectively)	1,447	1,509
General and administrative (excluding stock-based compensation of $28 and $138 for the three months ended January 31, 2003 and 2002, respectively)	818	1,294
Stock-based compensation	173	212
Amortization of intangibles	473	477
Restructuring and other (excluding the benefit of $283 for the three months ended January 31, 2002, relating to the reversal of previously recorded stock-based compensation related to employees terminated in the restructuring)	323	309

Total operating expense	4,841	6,802

Loss from operations	(1,133)	(2,555)
Interest income, net	81	137
Other non-operating, net	10	(40)

Loss before provision for taxes	(1,042)	(2,458)
Provision for taxes	(128)	(28)

Net loss	$(1,170)	$(2,486)

Other comprehensive income (loss):
Change in unrealized loss on marketable securities	(2)	(2)
Change in foreign currency translation adjustments	(80)	837

Comprehensive loss	$(1,252)	$(1,651)

Basic and diluted net loss per share	$(0.16)	$(0.36)

Weighted-average common shares outstanding	7,244	6,825

The accompanying notes are an integral part of these

condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	January 31, 2003	January 31, 2002
Cash flows from operating activities:
Net loss	$(1,170)	$(2,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,029	1,053
Provision for doubtful accounts	(20)	—
Stock-based compensation expense	173	212
Change in operating assets and liabilities:
Accounts receivable	(1,738)	(1,136)
Unbilled receivables	84	(49)
Prepaid expenses and other current assets	107	71
Other assets	11	7
Accounts payable and accrued liabilities	(656)	(693)
Accrued restructuring and other	1,354	(1,426)
Deferred revenues	599	188

Net cash used in operating activities	(227)	(4,259)

Cash flows from investing activities:
Maturities (purchases) of short-term investments	1,552	(519)
Purchase of property and equipment	(29)	—

Net cash provided by (used in) investing activities	1,523	(519)

Cash flows from financing activities:
Principal payments on capital lease obligations and long term debt	(13)	(79)
Proceeds from exercise of stock options and warrants	—	51
Proceeds from sale of common stock held by former officer	—	983

Net cash provided by (used in) financing activities	(13)	955

Effects of exchange rate changes on cash and cash equivalents	(80)	(539)

Increase (decrease) in cash and cash equivalents	1,203	(4,362)
Cash and cash equivalents at beginning of period	12,287	21,871

Cash and cash equivalents at end of period	$13,490	$17,509

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6	$50

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

On May 24, 2002, the Company implemented a one for six reverse stock split. Although there were no guarantees, the reverse stock split was implemented to allow the Company’s common stock to trade above the $1.00 per share minimum bid price as required by NASDAQ Marketplace Rules, and therefore, to help the Company to continue its listing on the NASDAQ National Market. All shares and per share amounts in these consolidated financial statements have been restated to give effect to this reverse stock split.

On March 7, 2003, Versata received a letter from the NASDAQ Listing Qualifications department indicating that the Company has not been in compliance with the minimum bid price requirement for continued inclusion under Marketplace Rule 4450 (a)(5). Therefore, Versata is provided 90 calendar days, or until June 5, 2003, to regain compliance. If, at anytime before June 5, 2003, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the NASDAQ Listing Qualifications Staff may provide notification that Versata complies with the minimum bid price requirement. If compliance with the requirement cannot be demonstrated by June 5, 2003, the NASDAQ Listing Qualifications Staff will provide notification that Versata’s securities will be delisted. At that time, Versata may appeal such determination to a Listing Qualifications Panel.

On March 13, 2003, Versata received a letter from the NASDAQ Listing Qualifications department indicating that the Company has not been in compliance with the minimum market value requirement for continued inclusion under Marketplace Rule 4450 (a)(2). Therefore, Versata is provided 90 calendar days, or until June 11, 2003, to regain compliance. If, at anytime before June 11, 2003, the market value of publicly held shares of the Company’s common stock is $5,000,000 or more for a minimum of 10 consecutive trading days, the NASDAQ Listing Qualifications Staff may provide notification that Versata complies with the minimum market value requirement. If compliance with the requirement cannot be demonstrated by June 11, 2003, or we fail to maintain compliance with any other listing requirement during the 90 day period, the NASDAQ Listing Qualifications Staff will provide notification that Versata’s securities will be delisted. At that time, Versata may appeal such determination to a Listing Qualifications Panel. The Company believes that upon demonstrating compliance with the minimum bid price requirement described above, it may have demonstrated compliance with the minimum market value requirement.

We believe our cash, cash equivalents and short-term investments as of January 31, 2003 will be sufficient to meet general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2004 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

2. Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2003, and for the three months ended January 31, 2003 and 2002 include the accounts of Versata and its subsidiaries, all of which are wholly owned and located in North America, Europe, Australia and Asia. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

We have prepared the condensed consolidated financial statements included herein, without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations.

We believe that all necessary adjustments, consisting of only normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending October 31, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the fiscal year ended October 31, 2002.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company adopted SFAS 146 during the quarter ended January 31, 2003. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the discloser requirements were effective for the Company during the first quarter ending January 31, 2003. The adoption of FIN 45 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is required to be adopted by the Company beginning November 1, 2003. The Company is currently assessing the impact of EITF 00-21 on its consolidated financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). This amendment provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, prominent disclosures in both annual and interim financial statements are required for the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is required to be adopted by the Company for the quarter beginning February 1, 2003. The Company is currently assessing the impact of SFAS 148 on its consolidated financial position and results of operations.

4. Major Customers and Credit Concentration

Our customers are primarily in North America and Europe. Our Company performs ongoing customer credit evaluations within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary.

We had one customer that accounted for approximately 25% and 16% of our total revenue for the three months ended January 31, 2003 and 2002, respectively. This customer also accounted for approximately 35% and 36% of our accounts receivable as of January 31, 2003 and 2002, respectively.

5. Restructuring and Other

In November 2002 we received $950,000 from a subtenant as a result of a sublease agreement between us and the subtenant being terminated and our releasing the subtenant from its liabilities under the terms of a Termination of Sublease Agreement. As a result of the sublease being terminated, we increased our restructuring reserve during the quarter ended January 31, 2003, for the space occupied by the subtenant. The amount received from the subtenant was not taken to income, but rather is reflected as an offset to the original estimate of future sublease income and is included in additions to the reserve.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the restructuring and other activity during the quarter ended January 31, 2003 (in thousands):

	Employee Severance	Office Closure and Subleasing Costs	Other Costs	Total
Accrual balance, October 31, 2002	$101	$1,429	$611	$2,141
Additions and reclassifications	102	1,356	89	1,547
Cash paid	(36)	(157)	—	(193)

Accrual balance, January 31, 2003	$167	$2,628	$700	$3,495

6. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if the effect is antidilutive. Potential common stock consists of unvested restricted common stock, and incremental common shares issuable upon the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended January 31,
	2003	2002
Numerator:
Net Loss	$(1,170)	$(2,486)

Denominator:
Weighted average shares outstanding	7,368	7,144
Weighted average unvested shares of common stock subject to repurchase	(124)	(319)

Denominator for basic and diluted calculation	7,244	6,825
Basic and diluted net loss per share	$(0.16)	$(0.36)

7. Legal Proceedings

Securities Class Action and State Derivative Actions

Since April 11, 2001, several securities class action complaints have been filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated in the United States District Court for the Northern District of California. On October 19, 2001, the lead plaintiffs filed an amended class action complaint naming us and certain of our former officers and a current director as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under sections 11 and 15 of the Securities Act of 1933. The amended complaint sought an unspecified amount of damages on behalf of persons who purchased our stock during a class period between March 31, 2000 and April 30, 2001. In July 2002, we reached an agreement with the plaintiffs to settle the class action lawsuit in order to avoid protracted and expensive litigation and the uncertainty of the outcome at a trial. The agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. Our settlement calls for a payment of $9.75 million in cash by our insurance carriers, the issuance of 200,000 shares of our common stock, and for certain corporate therapeutics. The holders of the settlement stock have a put option of $3.50 per share during a period of 20 trading days commencing one year from the date of distribution; provided however, the put options shall expire if Versata shares trade above $3.50 per share for 15 consecutive trading days during the one year period following the date of distribution of the settlement stock. On February 14, 2003, the court approved the settlement agreement. We accrued $700,000 for this liability in accrued restructuring and other in fiscal 2002.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Since June 11, 2001, three derivative actions have been filed on our behalf against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. In July 2002, in conjunction with the settlement of the securities litigation discussed above, we reached an agreement to settle the derivative action. Our settlement calls for certain corporate therapeutics included in the settlement of the securities litigation discussed above. As discussed, the agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. On February 14, 2003, the settlement agreement was approved by the court.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on the information currently available to our management. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These statements are based on judgments with respect to, among other things, information available to us, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the sections entitled “Risk Factors That May Affect Future Results”. In light of significant uncertainties inherent in forward looking information included in this report on Form 10-Q, the inclusion of this information should not be regarded as a representation that our plans and objectives will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

We derive our revenue from the sale of software licenses and from related services. Our software is generally priced on a per central processing unit (“CPU”) basis. Maintenance and support revenue includes product maintenance, which provides the customer with unspecified software upgrades over a specified term, typically twelve months, and customer support which is priced based on the particular level of support chosen by the customer. Professional services revenue consists of fees from consulting, training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Customers typically purchase these professional services from us to enlist our support by way of training and mentoring activities directed at optimizing the customer’s use of our software product. Professional services are sold generally on a time-and-materials basis.

We market our products and services through our direct sales force, international distributors, consulting and system integration partners, companies that sell pre-packaged software applications and companies that custom develop and integrate software applications. Our revenues to date have been derived predominantly from customers in North America and Europe.

Our cost of software license revenue consists of royalty payments to third parties for technology incorporated into our products, the cost of manuals and product documentation, as well as packaging, distribution and electronic delivery costs. Our cost of maintenance and support revenue consists of salaries of support personnel. Our cost of professional services revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing training, and consulting services. Cost of professional services revenue as a percentage of professional services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred as such costs do not meet the requirements for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception.

Segment Information

Versata identifies its operating segments based on the business activities, management responsibility and geographical location. For both periods presented, Versata operated in a single business segment. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Three Months Ended January 31,
	2003	2002
Software license revenue:
North America	$2,191	$2,719
Europe	517	415

	2,708	3,134
Maintenance and support revenue:
North America	$895	$814
Europe	476	403

	1,371	1,217
Professional services revenue:
North America	$763	$1,657
Europe	258	401

	1,021	2,058
Total revenue:
North America	$3,849	$5,190
Europe	1,251	1,219

	$5,100	$6,409

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the lines in our Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended January 31,
	2003	2002
Revenue:
Software license	53%	49%
Maintenance and support	27%	19%
Professional services	20%	32%

Total revenue	100%	100%
Cost of revenue:
Software license	1%	1%
Maintenance and support	7%	5%
Professional services	19%	27%

Total cost of revenue	27%	34%

Gross profit	73%	66%
Operating expense:
Sales and marketing	32%	47%
Product development	28%	24%
General and administrative	16%	20%
Stock-based compensation	3%	3%
Amortization of intangibles	9%	7%
Restructuring and other	6%	5%

Total operating expense	95%	106%
Loss from operations	(22)%	(40)%
Interest income, net	2%	2%
Other non-operating, net	—	(1)%

Loss before provision for taxes	(20)%	(38)%
Provision for taxes	(3)%	—

Net loss	(23)%	(39)%

Revenue

Total Revenue. Total revenue consists of software license revenue, maintenance and support revenue, and services revenue. Total revenue decreased by $1.3 million, or 20%, to $5.1 million in the three months ended January 31, 2003 from $6.4 million for the three months ended January 31, 2002.

Software License Revenue. Software license revenue decreased by approximately $400,000, or 14% to $2.7 million in the three months ended January 31, 2003 from $3.1 million for the three months ended January 31, 2002. The decrease is principally attributable to a decrease in IT spending and overall market conditions.

Maintenance and Support Revenue. Maintenance and support revenue increased by approximately $150,000, or 13% to $1.4 million in the three months ended January 31, 2003 from $1.2 million for the three months ended January 31, 2002. The increase is principally attributable to continuing maintenance and support agreements on prior license deals being added to similar agreements for new customers in fiscal 2002 and fiscal 2003.

Professional Services Revenue. Services revenue decreased by $1 million, or 50%, to $1 million in the three months ended January 31, 2003 from $2.1 million for the three months ended January 31, 2002. This trend for professional services, and more specifically for our consulting unit, represents our ongoing efforts to reduce our volatility within this business by employing our partner organizations and accepting only profitable assignments. Our services revenue is also impacted by the level of our new software sales, which has decreased, significantly, as our existing customers that purchase new software are better trained and require less mentoring and professional services.

Cost of Revenue

Total Cost of Revenue. Total cost of revenue decreased by $770,000, or 36%, to $1.4 million in the three months ended January 31, 2003 from $2.2 million for the three months ended January 31, 2002. This decrease was mainly attributable to management’s restructuring plan initiated to better align our costs with our revenue.

Cost of Software License Revenue. Cost of license revenue consists of royalties paid to third party vendors for use of their product embedded in ours. Cost of software license revenue decreased by $20,000, or 29%, to $48,000 for the three months ended January 31, 2003 from $68,000 for the three months ended January 31, 2002. The decrease is a result of declining revenues and the result of us selling more non royalty-bearing product.

Cost of Maintenance and Support Revenue. Cost of maintenance and support revenue consists of salaries of support personnel. Cost of maintenance and support revenue increased by $25,000, or 7%, to $364 thousand for the three months ended January 31, 2003 from $339,000 for the three months ended January 31, 2002. The increase is a result of increased revenues and the result of continuing to support our current maintenance and support agreements.

Cost of Professional Services Revenue. Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing training and consulting services. Cost of service revenue decreased by $775,000, or 44%, to $980,000 for the three months ended January 31, 2003 from $1.8 million for the three months ended January 31, 2002. This decrease is as a result of the restructuring initiatives initiated by management in response to the revenue declines.

Gross Profit

Gross Profit. Gross profit decreased by $539,000, or 13%, to $3.7 million in the three months ended January 31, 2003 from $4.2 million for the three months ended January 31, 2002. This decrease is principally a result of lower revenues in the first quarter of Fiscal 2003 compared to the same period in Fiscal 2002. As a percentage of total revenue, gross margin increased by 7% from 66% to 73% in the three months ended January 31, 2003 and 2002, respectively.

Operating Expenses

Operating Expenses. Operating expenses decreased $2 million, or 29%, to $4.8 million in the three months ended January 31, 2003 from $6.8 million for the three months ended January 31, 2002. The majority of the decrease was due to our cost-cutting initiatives and reductions in our workforce.

Sales and Marketing. Sales and marketing expense consists of salaries, commissions, travel and entertainment expense and marketing programs. Sales and marketing expense decreased by $1.4 million, or 46%, to $1.6 million in the three months ended January 31, 2003 from $3 million for the three months ended January 31, 2002. These decreases were largely attributable to approximately $530,000 reduction in salary and benefit expense for the three months ended January 31, 2003. Commission expense was $250,000 lower for the three months ended January 2003 due to lower sales. In addition, sales and marketing expenses were lower as a result of decreased spending on marketing programs of $200,000 for the three months ending January 31, 2003.

Product Development. Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $62,000, or 4%, to $1.4 million in the three months ended January 31, 2003 from $1.5 million for the three months ended January 31, 2002. All software development costs are expensed in the period incurred as they do not meet the criteria for capitalization under SFAS 86.

General and Administrative. General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense decreased by $476,000, or 37%, to $818,000 in the three months ended January 31, 2003 from $1.3 million for the three months ended January 31, 2002. The decrease was due to a reduction in salary and benefit expense of $175,000 for the three months ending January 31, 2003 versus the three months ending January 31, 2002 related to the reductions in the number of general and administrative employees. In addition, bad debt expense decreased by $60,000 for the three months ending January 31, 2003 versus the three months ending January 31, 2002 as a result of our lower sales volume. Professional fees and outside labor costs decreased by $150,000 for the three months ended January 31, 2003 as a result of our cost cutting efforts.

Stock-Based Compensation. Stock-based compensation expense includes the amortization of unearned employee stock-based compensation, offset by reversals of previously expensed amounts for cancellations of the related unvested options. Employee stock-based compensation expense is amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Stock-based compensation expense also includes expenses for stock granted to consultants in exchange for services. Stock-based compensation expense decreased by $39,000, or 18%, to $173,000 for the three months ended January 31, 2003 from $212,000 for the three months ended January 31, 2002. Additional unvested outstanding options will continue to vest over the next 14 months, which will result in additional compensation expense of approximately $355,000 in the aggregate in periods subsequent to January 31, 2003. This future expense will be reduced in the event of related unvested option cancellations for employee terminations.

Amortization of Intangibles. Intangible assets consist of purchased technology which are being amortized on a straight-line basis over the expected life of 3 years and will be fully amortized in fiscal 2003. Amortization expense decreased by $4,000, or 1%, to $473,000 for the three months ended January 31, 2003 from $477,000 for the three months ended January 31, 2002.

Restructuring and Other. Restructuring expense for the three months ended January 31, 2003 was $323,000, up $14,000, or 5%, from $309,000 for the three months ended January 31, 2002. Our restructuring expense this quarter was primarily related to a subtenant moving out, requiring us to revise our previous estimates related to net future commitments.

Interest Income, Net. Interest income, net, is primarily comprised of interest income from our cash and investments. We had net interest income of $81,000 for the three months ended January 31, 2003, a decrease of $56,000, or 41%, compared to net interest income of $137,000 for the three months ended January 31, 2002. The reduction in interest income is primarily due to our reduced cash and investment balances and lower interest rates earned.

Provision for Taxes. We have incurred operating losses for all periods from inception through January 31, 2003. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Tax expenses primarily relate to state taxes due as a result of being a Delaware corporation.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment financing. As of January 31, 2003, we had $16.4 million in cash and cash equivalents and short-term investments, $11.6 million in working capital and $5.3 million in restricted cash. Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments with maturities between 91 days and 365 days. Working capital is current assets less current liabilities. Restricted cash consists primarily of a time deposit held at a major bank that secures an irrevocable letter of credit for the benefit of our landlord in lieu of a cash security deposit.

Net cash used in operating activities was $227,000 and $4.3 million for the three months ended January 31, 2003 and 2002, respectively. Net cash used in operating activities in each period reflect net losses offset by non-cash expenses, primarily depreciation and amortization and stock-based compensation. Net cash used in operating activities was also impacted by changes in working capital. During the fiscal 2003 period, cash flows from operating activities decreased primarily due to increases in trade receivables and decreases in accounts payable and increased primarily due to increases in accrued restructuring and other. During the fiscal 2002 period, cash flows from operations decreased primarily due to increases in trade receivables, decreases in accounts payable and decreases in accrued restructuring and other.

Net cash provided by investing activities was $1.5 million for the first quarter of fiscal 2003 primarily due to the maturity of short-term investments. Net cash used in investing activities was $519,000 for first quarter of fiscal 2002 primarily due to purchases of short-term investments.

Net cash used in financing activities was $13,000 for the first quarter of fiscal 2003 primarily due to principal payments on capital lease obligations. Net cash provided by financing activities was $955,000 for the first quarter of fiscal 2002 primarily due to the proceeds from the sale of shares from a former officer offset by principal payments on capital lease obligations.

We believe that our cash and cash equivalents and short-term investments as of January 31, 2003 will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2004 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In specific, management uses judgments and estimates in recognizing revenues, determining gains and losses on foreign currency, accruing contingencies, establishing the allowance for doubtful accounts, assessing the realizability of long-lived assets, and applying significant assumptions to the future obligations for office closure and sublease accruals. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenue from three sources as follows: (i) sale of software licenses to end users, value added resellers (“VAR’s”), distributors, system integrators and independent software vendors (“ISV’s”), (ii) maintenance and support of license holders (post-contract customer support or “PCS”) and (iii) services which include consulting, training, and mentoring. This policy establishes the standards for ensuring that Versata, Inc. recognizes revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

Under SOP 97-2, we record revenue from licensing of software products to end-users and system integrators, who use our software to build systems for their customers, when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. For VAR’s and distributors, we recognize revenue upon notification of sell-through, provided all other revenue recognition criteria are met. For sales to certain ISV’s, where we receive non-refundable royalty payments and there is no obligation to provide PCS to the Partner or the end user, we recognize the license revenue when paid, provided all other revenue recognition criteria are met. When additional fees are paid for PCS, the amounts are deferred and revenue is recognized ratably over the period of the contracts, which is generally twelve months.

Generally, we provide payment terms that range from thirty to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due.

When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate in the agreement for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. We recognize revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, we recognize revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting as required under SOP 81-1.

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

Determining Functional Currencies for the Purpose of Consolidation

In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance, are either included within the statement of operations or as a separate part of our stockholders’ equity under the caption “cumulative translation adjustment.”

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

Intangibles

Intangibles are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142”), which is effective for fiscal years beginning after December 31, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. Versata adopted SFAS 142 effective November 1, 2001.

Restructuring and other costs

Certain expenses incurred in the reorganization of the Company’s operations are considered to be restructuring expenses. Restructuring provisions are determined based on estimates prepared at the time the restructuring actions are approved by management. Office closure and sublease accruals are primarily related to future minimum lease payments for excess office space at the Company’s corporate headquarters, offset by payments received by the Company from subtenants in the space. Management uses estimates and applies significant assumptions to the future obligations for office closure and sublease accruals and although we base our estimates on various assumptions that are believed to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. Severance accruals are primarily related to future severance payments to employees that have been terminated from the Company. Other costs reflect the anticipated costs of the settlement agreement for the Securities Class Action and State Derivative Actions described in the Legal Proceedings footnote in the attached notes to condensed consolidated financial statements.

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

Our Failure to Accurately Forecast Sales May Impact our Cost Structure.

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

As a result, our stock price is subject to significant volatility. In the past, following periods of volatility or decline in the market price of a company’s securities, securities class action litigation has at times been instituted against that company. Although the court has approved our settlement agreement for the private securities class action lawsuit, we may be subject to additional litigation with a few class members who opted out of joining the class for settlement purposes. This could cause us to incur substantial costs and experience a diversion of management’s attention and resources.

Any Potential Delisting of Versata’s Common Stock from the NASDAQ National Market Could Harm Our Business.

Versata’s common stock trades on the NASDAQ National Market, which has certain compliance requirements for continued listing of common stock, including a requirement that Versata’s common stock have a minimum bid price of $1.00 per share and a requirement to maintain a minimum market value of publicly held shares of $5,000,000.

Our Company’s common stock has not maintained a minimum bid price of $1.00 or a minimum market value of publicly held shares of $5,000,000 over the last consecutive 30 trading days as required by the NASDAQ National Market. On March 7, 2003, we received a notice on the minimum bid price non-compliance from NASDAQ National Market and on March 13, 2003, we received a notice on the minimum market value non-compliance from NASDAQ National Market. We have until June 5, 2003 to regain compliance for the minimum bid price requirement and until June 11, 2003 to regain compliance for the minimum market value requirement. If we fail to meet these requirements, or any other listing requirements, we will be subject to delisting procedures subject to Versata’s right to appeal.

If any appeal we file receives an unfavorable determination by NASDAQ, our common stock would be removed from listing on the NASDAQ National Market which could have a material adverse effect on us and on the price of our common stock.

If any appeal we file receives an unfavorable determination by NASDAQ, our common stock would be removed from listing on the NASDAQ National Market which could have a material adverse effect on us and on the price of our common stock.

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

We May Have to Delay Recognizing License or Service Related Revenue for a Significant Period, Which Could Negatively Impact Our Results of Operations.

Although we mainly enter into standard license agreements and time-and- materials services agreements, we may occasionally have to delay recognizing license or service revenue for a significant period of time for a variety of types of transactions, including:

•	Transactions which contain currently undeliverable elements;

•	Transactions which involve services that include customization, deliverables, or customer’s acceptance;

•	Transactions that include contingency-based payment terms or fees; and

•	Transactions with extended payment terms.

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

Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 101. However, the accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. Most recently, in December 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) that sets out criteria for whether revenue on a deliverable can be recognized separately form other deliverables in a multiple deliverable arrangement. While EITF 00-21 is not required to be adopted by the Company until November 1, 2003, the issuance of new interpretations on revenue recognition could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices, which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our results of operations.

The Private Securities Class Action Lawsuits and State Derivative Action Against Us and Certain of Our Directors and Officers Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations.

Although the court has approved our settlement agreement for the private securities class action lawsuit and the derivative actions, a few class members who opted out of joining the class for settlement purposes may still pursue their own private action against our Company. Such actions may cause a diversion of management time and attention.

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

We Have Incurred Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of January 31, 2003, we had an accumulated deficit of $196.5 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

If we fail to add new customers who license our software, our maintenance and support revenue and our professional services revenue will also likely decline. These revenues are derived from fees for professional services and customer support related to our products. The total amount of services and support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a further downturn in our software license revenue such as it occurred during fiscal 2002 and fiscal 2001, or a decline in the percentage of customers who renew their annual support agreements, our maintenance and support revenue and our professional services revenue could become flat or further decline.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Risks. As of January 31, 2003, Versata had operating subsidiaries located in the United Kingdom, Germany, France, Canada, and Australia. International sales were made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. We do not currently enter into foreign currency hedge transactions. Through January 31, 2003, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action and State Derivative Actions

Since April 11, 2001, several securities class action complaints have been filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated in the United States District Court for the Northern District of California. On October 19, 2001, the lead plaintiffs filed an amended class action complaint naming us and certain of our former officers and a current director as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under sections 11 and 15 of the Securities Act of 1933. The amended complaint sought an unspecified amount of damages on behalf of persons who purchased our stock during a class period between March 31, 2000 and April 30, 2001. In July 2002, we reached an agreement with the plaintiffs to settle the class action lawsuit in order to avoid protracted and expensive litigation and the uncertainty of the outcome at a trial. The agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. Our settlement calls for a payment of $9.75 million in cash by our insurance carriers, the issuance of 200,000 shares of our common stock, and for certain corporate therapeutics. The holders of the settlement stock have a put option of $3.50 per share during a period of 20 trading days commencing one year from the date of distribution; provided however, the put options shall expire if Versata shares trade above $3.50 per share for 15 consecutive trading days during the one year period following the date of distribution of the settlement stock. On February 14, 2003, the court approved the settlement agreement. We accrued $700,000 for this liability in accrued restructuring and other in fiscal 2002.

Since June 11, 2001, three derivative actions have been filed on our behalf against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name us as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. In July 2002, in conjunction with the settlement of the securities litigation discussed above, we reached an agreement to settle the derivative action. Our settlement calls for certain corporate therapeutics included in the settlement of the securities litigation discussed above. As discussed, the agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. On February 14, 2003, the settlement agreement was approved by the court.

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

Item 6. Exhibits and Reports on Form 8-K

6(a)    None.

6(b)    Reports on Form 8-K:

The Company filed a Report on Form 8-K, dated February 11, 2003, containing changes in registrant’s certifying accountant and appointment of a new board director.

The Company filed a Report on Form 8-K, dated March 11, 2003, containing the Company receiving a NASDAQ notification letter regarding non-compliance with the minimum bid price requirement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2003.

VERSATA, INC.

/s/ EUGENE WONG
Eugene Wong Chief Executive Officer and Director

/s/ JAMES DOEHRMAN
James Doehrman Chief Operating Officer, Chief Financial Officer, Secretary and Executive Vice President

Date: March 14, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ EUGENE WONG
Eugene Wong Chief Executive Officer and Director

Date: March 14, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JAMES DOEHRMAN
James Doehrman Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date: March 14, 2003