Form 10-K/A
period 2002-10-31
VERSATA INC
filed 2003-03-27
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-K/A is being filed to include the information required by Part III and IV.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our Named Executive Officers and other officers and directors.

Name	Age	Position
Eugene Wong (3)	68	Chief Executive Officer, Director
James A. Doehrman	45	Executive Vice President, Chief Operating and Financial Officer
Tim Child	48	Vice President, Engineering and Product Management
Val Huber	53	Chief Technology Officer
Rahul Patel	38	Chief Architect and Product Strategy Officer
Rocco Quaglietti	50	Vice President—Sales, Americas
Gary Morgenthaler(1)(2)(4)	54	Chairman of the Board
Robert Davoli(1)(2)(5)	54	Director
Kanwal Rekhi(1)(2)(3)	57	Director
William Smartt (1)(5)	60	Director, Chairman of the Audit Committee

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Term of office expires at 2003 Annual Meeting of Stockholders. Mr. Rekhi is not up for re-election at the Annual Meeting.
(4)	Term of office expires at 2004 Annual Meeting of Stockholders.
(5)	Term of office expires at 2005 Annual Meeting of Stockholders.

Eugene Wong. Dr. Wong has served as a director of Versata since May 1998, and as Versata’s Chief Executive Officer since May 2002. Since 1997, Dr. Wong has served as a technical consultant and chief scientist to Versata. Dr. Wong has served as Professor Emeritus at the University of California on assignment with the National Science Foundation since June 1998. Dr. Wong acted as Associate Director of the office of Science and Technology Policy in the Bush White House from 1990 to 1993. Dr. Wong holds a B.S.E., an A.M., and a Ph.D., all in Electrical Engineering, all from Princeton University.

James A. Doehrman. Mr. Doehrman serves as Versata’s Executive Vice President, Chief Operating and Financial Officer. Mr. Doehrman joined Versata in February 2001 as Executive Vice President and Chief Financial Officer and was appointed as Chief Operating Officer in March 2001. From June 2000 through February 2001, Mr. Doehrman served as Executive Vice President, Chief Administrative Officer and Treasurer at E.piphany, Inc. From January 2000 through May 2000, Mr. Doehrman was Senior Vice President and Chief Financial and Administrative Officer at Octane Software, a web-centric customer relationship management software company that merged with E.piphany in May 2000. From July 1997 to January 2000 Mr. Doehrman was the Vice President and Chief Financial Officer of technology publisher IDG Books Worldwide. Mr. Doehrman’s previous experience includes over 18 years of progressive management, financial and operational assignments with companies like Simon & Schuster, Federated Department Stores and Arthur Andersen & Co. Mr. Doehrman holds a B.A. degree from Southern Methodist University. He is also a Certified Public Accountant.

Tim Child. Mr. Child joined Versata in November of 2002 as Vice President of Engineering and Product Management. Prior to joining Versata, from November 2001 to November 2002, Mr. Child provided technical consulting to various companies. From April 2001 to November 2001, Mr. Child was Chief Technology Officer for Telamon, a subsidiary of Vytek, a company providing wireless data applications. From October 2000 to March 2001, Mr. Child served as Vice President, Engineering at Quios a wireless data applications company in San Francisco. From January 1996 through November 1999, Mr. Child held various strategic positions at Informix, including Senior Vice President – Research and Development. From November 1994 to January 1996, Mr. Child served as Director of Software Development for Illustra Inc., a company which developed advanced object-relation database management systems. Mr. Child earned a degree in Materials Science from Imperial College, University of London in 1977.

Val Huber. Mr. Huber joined Versata in 1995 as Vice President of Product Management and currently serves as Versata’s Chief Technology Officer. Prior to joining Versata, from 1989 to 1994, Mr. Huber served as a lead architect on various technology projects at Sybase. Prior to working with Sybase, from 1980 to 1989, Mr. Huber served as Director of Business Computer Systems at Wang Labs. Mr. Huber holds a B.A. in Chemistry from Vanderbilt University.

Rahul Patel. Mr. Patel serves as Versata’s Chief Architect and Product Strategy Officer Mr. Patel joined Versata in 1995 as a Lead Engineer. Mr. Patel was promoted to Director of Research and Development and the Lead Architect for Versata in 1998, prior to becoming the Vice President of Research and Development in June 2000. He assumed his current role in November 2002. Before joining Versata, from December 1990 to April 1992, Mr. Patel was a Senior Software Engineer for Sun Microsystems. From 1992 to January 1995, Mr. Patel was a Lead Engineer in the advanced tools technology group for Sybase. Mr. Patel holds a Master of Science degree in Computer Engineering from the University of Florida in Gainesville. He also holds a Bachelor of Science degree in Engineering from Gujarat University in Ahmedabad, India.

Rocco Quaglietti. Mr. Quaglietti joined Versata in January 2000 as Vice President of Channel Sales. In October 2001, Mr. Quaglietti was promoted to Vice President—Sales, Americas. Prior to joining Versata, from October 1997 to December 1999 Mr. Quaglietti was Vice President of Sales at Cloudscape, producer of a Java-based Object Relational Database Management System. Mr. Quaglietti was Director of Channels Sales at Pilot Software from October 1995 through September 1997. Mr. Quaglietti also served as Director of Channel Sales at Ingres for 6 years. Mr. Quaglietti previous experience includes over 10 years of sales with companies like GEISCO and Pansophic Systems. Mr. Quaglietti holds a BS degree from North Adams State College and an MBA from Golden Gate University.

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

William Smartt. Mr. Smartt was elected to Versata’s Board in February 2003. From 1992 until September 2001, Mr. Smartt served as executive vice president, chief financial officer and chief administrative officer at DHL Airways, the US component of DHL Worldwide Express. From 1986 until 1990, Mr. Smartt served as CFO, treasurer, and senior vice president of finance and administration for Ingres Corporation, a relational data base software company. Mr. Smartt has over 35 years of industry experience and he holds a Bachelor of Science in Business Administration from the University of California, Berkeley.

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

Item 11.    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth the compensation for the three most recent completed fiscal years of (i) each person that served as our Chief Executive Officer during the fiscal year ended October 31, 2002, and (ii) our four other most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 during the year ended October 31, 2002. These officers are referred to herein as the Named Executive Officers.

Annual compensation listed in the following table excludes other compensation in the form of perquisites and other personal benefits that constitutes the lesser of $50,000 or 10% of the total annual salary and bonus of each of the Named Executive Officers in the fiscal year ended October 31, 2002. The options listed in the following table were granted under our 2000 Stock Incentive Plan.

	Annual Compensation								Long-Term Compensation
									Awards				Payouts
Name and Principal Position	Year		Salary		Bonus		Other Annual Compensation		Restricted Stock Award(s)		Securities Underlying Options/SARs		LTIP Payouts	All Other Compensation
Eugene Wong	2002		$102,000		—		—		—		100,000	(6)	—	—
Chief Executive Officer	2001	(1)	—		—		—		—		—		—	—
	2000		—		—		—		—		—		—	—

Douglas L. Roberts	2002		$128,125	(2)	—		—		—		2,264	(6)	—	$130,094	(10)
Former Chief Executive	2001	(1)	$217,800		$20,000		$206,821	(3)	$209,250	(4)	—	(5)	—	—
Officer	2000		—		—		—		—		—		—	—

James A. Doehrman	2002		$190,000	(2)	$50,000	(9)	—		—		51,811	(6)	—	—
Chief Operating Officer,	2001	(1)	$145,500		$30,000		$206,821	(3)	$209,250	(4)	—	(5)	—	—
Chief Financial Officer	2000		—		—		—		—		—		—	—
and Secretary

Val Huber	2002		$166,250	(2)	—		—		—		1,585	(6)	—	—
Chief Technology	2001	(1)	$140,800		$20,000		$55,800	(3)	$55,800	(4)	—	(5)	25,000	—
Officer	2000		$155,000		$99,500		—		—		—		—	—

Rahul Patel	2002		$166,250	(2)	—		—		—		1,585	(6)	—	—
Chief Architect and	2001	(1)	$140,800		$20,000		$47,839	(3)	$55,800	(4)	—	(5)	—	—
Product Strategy Officer	2000		$140,000		$62,800		—		—		—		—	—

Rocco Quaglietti	2002		$142,500	(2)	$18,648		—		—		39,691	(6)	—	—
Vice President, Sales	2001	(1)	$122,099		$87,834		—		—		17,081	(7)	—	—
Americas	2000		$113,750		$102,003		—		—		16,665	(8)	—	—

(1)	Represents the transition period from January 1, 2001 to October 21, 2001 (“Transition Period”).
(2)	Our management team took a 10% pay reduction for six months in the fiscal year ended October 31, 2002. The salary shown represents amount paid after the 10% salary reduction.
(3)	Represents amounts paid in connection with the grant of restricted stock and as a retention measure for our Named Executive Officers. in April 2001, we paid the Named Executive Officers a bonus to cover the estimated personal income tax impact of making an IRS Code Section 83b election following the grant of the restricted shares. At that time we determined that this plan was a preferable form of executive retention than if the company had issued a comparable number of options, in lieu of restricted stock, to the Named Executive Officers and then advanced them funds to “early exercise” the options, which has been a practice for executive retention in the industry, but which, in hindsight, in our opinion it is generally an ineffective form of executive retention.
(4)	Represents the grant of restricted common stock. In order to calculate the aggregate value of the shares in the table, we used the closing price of our common stock as traded on the Nasdaq National Market on April 16, 2001, the grant date. Each officer received 2 grants of restricted shares of common stock, which are subject to our repurchase right. The first grants vest over a period of 50 months, with 12.5% of the shares vesting six months from the date of issuance (April 16, 2001), and the balance vesting in equal monthly installments thereafter. The second grants vest as follows: 25% of the shares vest six months from the date of issuance, another 25% vest one year from the date of issuance and the balance vest monthly over the next 12 months. Mr. Roberts received 125,000 post split shares of common stock, which had an aggregate value of $307,500 as of October 31, 2001. Mr. Doehrman received 125,000 post split shares of common stock, which had an aggregate value of $307,500 as of October 31, 2001 and which have an aggregate value of $133,750 at October 31, 2002. Mr. Huber received 33,333 shares of common stock, which had an aggregate value of $82,000 as of October 31, 2001 and which have an aggregate value of $35,666 at October 31, 2002. Mr. Patel received 33,333 shares of common stock, which had an aggregate value of $82,000 as of October 31, 2001 and which have an aggregate value of $35,666 at October 31, 2002.

(5)	All the options granted in the Transition Period were cancelled. On April 16, 2001, the Compensation Committee of our Board of Directors approved an Equity Incentive Program (“EIP”) to retain the services of the Executive Officers essential to the Company’s future financial success. Under the terms of the EIP, certain officers of the Company were given the opportunity to exchange certain “underwater” outstanding unexercised options for a restricted share grant. As a condition to participation in the EIP, all stock options granted after October 16, 2000 were replaced by a restricted share grant. The purchase price of the restricted stock was $0.006 per share.
(6)	Options granted in fiscal year ended October 31, 2002 as more fully set forth below in this item under the Section entitled “Options Granted in Fiscal Year 2002.
(7)	Granted an option to purchase up to 1,666 shares on February 9, 2001. As of October 31, 2002, 300 shares were vested. The remaining 1,366 shares vest monthly through March 1, 2006. Granted an option to purchase up to 13,749 shares on April 6, 2001. As of October 31, 2002, 10,314 shares were vested. The remaining 3,435 shares vest monthly through April 6, 2003. Granted an option to purchase up to 1,666 shares on September 6, 2001. As of October 31, 2002, 833 shares were vested. One half of the remaining 833 shares vest on March 6, 2003 and the balance vests on September 6, 2003.
(8)	Granted on January 3, 2000. As of October 31, 2002, 12,132 shares were vested. The remaining 4,533 shares vest monthly through March 3, 2004.
(9)	Mr. Doehrman’s offer letter provided him with a guaranteed bonus of $20,000 per quarter. During 2001, in order to conserve the Company’s cash, Mr. Doehrman voluntarily waived, $50,000 of the 2001 guaranteed bonus. For 2002, Mr. Doehrman waived $30,000 of his guaranteed quarterly bonus.
(10)	This amount includes severance of $114,583 paid to Doug Roberts in accordance with “Executive Severance Agreement” issued in April 2001, and relocation expense reimbursement of $15,511. Mr. Roberts served as the Company’s president and chief executive officer from October 2001 until his resignation in May 2002.

Option Grants in Fiscal Year 2002

The following table sets forth information regarding option grants to each of the Named Executive Officers during the year ended October 31, 2002. No stock appreciation rights were granted to the Named Executive Officers during the fiscal year.

Stock Option Grants in the year Ended October 31, 2002

	Individual Grants
	Number of Securities Underlying Options		Percent of Total Options Granted to Employees	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted(#)		in 2002	($/share)	Date	0%($)	5%($)	10%($)
Eugene Wong	100,000	(1)	16.2	1.56	05/16/2012	$66,000	$98,108	$248,624
Douglas Roberts	2,264	(2)	< 1	5.52	01/11/2012	N/A	$7,859	$19,917
James Doehrman	1,811	(3)	< 1	5.52	01/11/2012	N/A	$6,287	$15,932
James Doehrman	50,000	(4)	8.1	.93	07/16/2012	N/A	$29,244	$74,109
Val Huber	1,585	(3)	< 1	5.52	01/11/2012	N/A	$5,502	$13,944
Rahul Patel	1,585	(3)	< 1	5.52	01/11/2012	N/A	$5,502	$13,944
Rocco Quaglietti	8,333	(5)	1.4	2.16	11/12/2011	N/A	$11,320	$28,686
Rocco Quaglietti	1,358	(3)	< 1	5.52	01/11/2012	N/A	$4,714	$11,947
Rocco Quaglietti	30,000	(4)	4.8	.93	07/16/2012	N/A	$17,547	$44,465

(1)	Options were granted on May 16, 2002 when Eugene Wong became our interim Chief Executive Officer. The grant vests monthly over 24 months.
(2)	The options granted to Mr. Roberts were cancelled upon the termination of his severance agreement on November 18, 2002. Mr. Roberts served as the Company’s president and chief executive officer from October 2001 until his resignation in May 2002.
(3)	Granted on January 11, 2002. The grants vest monthly over six months.
(4)	Granted on July 16, 2002. The grant vests monthly over 24 months.
(5)	Granted on November 12, 2001. The grant vests over one year with 50% of the shares vesting six months from the date of issuance and the balance vesting one year from the date of issuance.

In 2002, we granted options to purchase up to a total of 615,749 shares to employees under our 2000 Stock Incentive Plan at exercise prices equal to the fair market value of our common stock on the date of grant, as determined by the closing price of our common stock as traded on the Nasdaq National Market.

Option Exercises in the fiscal year and Option Values as of October 31, 2002

The following table sets forth information concerning the number and value of shares of common stock underlying the unexercised options held by the Named Executive Officers as of October 31, 2002. The table also sets forth the value realized upon the exercise of stock options during the period which is calculated based on the fair market value of our common stock on the date of exercise, as determined by the closing price of our common stock as traded on the Nasdaq National Market, less the exercise price paid for the shares. The value of unexercised in-the-money options represents the positive spread between the exercise price of the stock options and the fair market value of our common stock as of October 31, 2002, which was $1.07 per share. No stock appreciation rights were exercised during the fiscal year and no stock appreciation rights were outstanding as of October 31, 2002.

Aggregated Option Exercises in fiscal 2002 and

Option Values at October 31, 2002

			Number of Securities Underlying Unexercised Options at Year-End(#)		Value of Unexercised In-the-Money Options at Year-End($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Eugene Wong	—	—	27,598	89,768	—	—
Douglas Roberts	—	—	2,264	—	—	—
Jim Doehrman	—	—	8,061	43,750	875	6,125
Val Huber	—	—	7,835	—	—	—
Rahul Patel	—	—	7,418	—	—	—
Rocco Quaglietti	—	—	32,853	40,584	525	3,675

(1)	Calculated by multiplying the number of shares acquired on exercise by the difference between the fair market value of the shares on the date of exercise and the exercise price.
(2)	Calculated by determining the difference between the fair market value of our common stock as of October 31, 2002 and the exercise price of the option.

Severance Agreements, and Employment Agreements, and Change in Control Agreements with Named Executive Officers

In April 2001, we entered into severance agreements with our Named Executive Officers (the “Executive Severance Agreement”). The Company has not entered into a severance agreement with Eugene Wong. The Executive Severance Agreement provides for certain benefits including the payment of equivalent of either 3 or 6 months base salary and an additional 3 or 6 months of vesting of options, if the Named Executive Officer’s employment with Versata is involuntarily terminated without cause, if the Named Executive Officer resigns from Versata due to an involuntary change in the Named Executive Officer’s position, or if the Named Executive Officer’s employment with the Company is involuntarily terminated without cause after a change in control of the Company. Additionally, in April 2001 we entered into a Restricted Stock Issuance Agreement with Messrs. Douglas Roberts, Jim Doehrman, Val Huber and Rahul Patel. The Restricted Stock Issuance Agreement provides for one hundred percent (100%) accelerated vesting of restricted stock if the Named Executive Officer’s employment with the Company is involuntarily terminated without cause after a change in control of the Company.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2002 by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than 5% of our outstanding stock;

•	each of the named executive officers appearing in the Summary Compensation table above (the “Named Executive Officers”);

•	each of our directors; and

•	all directors and Named Executive Officers as a group.

Each stockholder’s percentage ownership in the following table is based on 7,374,435 shares of common stock outstanding as of December 31, 2002. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Versata, Inc., 300 Lakeside Drive, Suite 1500, Oakland, California 94612. Except as otherwise indicated, and subject to applicable community property laws, except to the extent authority is shared by both spouses under applicable law, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Name of Beneficial Owner	Shares Owned	Shares Acquirable within 60 Days of December 31, 2002	Percentage of Shares Beneficially Owned
Morgenthaler Venture Partners IV, L.P. (1)	953,125	—	12.9%
Sigma Management V, LLC (2)	864,807	—	11.7%
Douglas Roberts (3)	71,856	—	1%
Eugene Wong (4)	36,813	48,865	1.2%
James Doehrman (5)	125,000	16,394	1.9%
Val Huber (6)	101,739	7,835	1.5%
Rahul Patel (7)	62,191	7,418	*
Timothy Child	—	—	*
Kanwal Rekhi (8)	109,758	8,000	1.6%
William Smartt	—	—	*
Robert Davoli (9) (2)	905,017	5,500	12.3%
Gary Morgenthaler (1)(10)	955,891	8,000	13.1%
All directors and executive officers as a group	2,368,265	102,012	33.0%
(10 people)

*	Less than 1%
1.	Principal address is 2730 Sand Hill Road, Suite 280, Menlo Park, CA 94025. Includes 500 shares held by Morgenthaler Management Partners. Mr. Morgenthaler disclaims beneficial ownership of all of the 953,125 shares except to the extent of his pecuniary interest in these shares. The general partner of Morgenthaler Venture Partnership IV, L.P. is Morgenthaler Management Partners IV, L.P. The general partners of Morgenthaler Management Partners IV, L.P. are Gary Morgenthaler, a director of Versata, J. Morgenthaler, Robert Pavey, Robert Bellas, Jr., and John Lutsi, who have dispositive and voting powers with respect to the shares held by Morgenthaler Venture Partnership IV, L.P.
2.	Principal address is 1600 El Camino Real, Suite 280, Menlo Park, CA 94025.
3.	Mr. Roberts served as the Company’s president and chief executive officer from October 2001 until his resignation in May 2002.
4.	Shares held in the Wong Family Trust of which Eugene Wong is a Trustee.
5.	Includes 52,945 shares of common stock subject to the Company’s right of repurchase.
6.	Includes 12,691 shares of common stock subject to the company’s right of repurchase.
7.	Includes 12,691 shares of common stock subject to the Company’s right of repurchase.
8.	Includes 71,556 shares held by the Rekhi Family Trust, 10,351 shares held by the Benjamin Rekhi Trust and 10,351 shares of the Raj-Ann Kaur Rekhi Trust of which Mr. Rekhi is a trustee. Mr. Rekhi disclaims beneficial ownership except to the extent of his pecuniary interest in these shares.
9.	Includes 864,807 shares held by entities affiliated with Sigma Partners. Mr. Davoli disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in these shares.
10.	Includes 2,766 shares of common stock held by Mr. Morgenthaler in his personal 401(K) account.

Item 13.    Certain Relationships and Related Transactions

The following is a description of transactions since January 1, 2000 to which we have been a party and in which the amount involved exceeded $60,000 with any director, executive officer, or security holder that we know owns more than five percent of our capital stock had or will have a direct or indirect material interest.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(C) Exhibits.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

VERSATA, INC.

/s/ EUGENE WONG
Eugene Wong Chief Executive Officer and Director

/s/ JAMES DOEHRMAN
James Doehrman Chief Operating Officer, Chief Financial Officer, Secretary and Executive Vice President

Date:	March 26, 2003

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene Wong and James Doehrman, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ EUGENE WONG Eugene Wong	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ JAMES DOEHRMAN James Doehrman	Executive Vice President, Chief Operating and Financial Officer (Principal Accounting Officer)	March 26, 2003

/s/ GARY MORGENTHALER Gary Morgenthaler	Chairman of the Board	March 26, 2003

/s/ ROBERT DAVOLI Robert Davoli	Director	March 26, 2003

/s/ KANWAL REKHI Kanwal Rekhi	Director	March 26, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

REQUIRED PURSUANT TO RULES 13A-14 OR

15-D14 OF THE 1934 SECURITIES EXCHANGE ACT

I, Eugene Wong, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Versata, Inc.;

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

By:	/s/ EUGENE WONG
Eugene Wong Chief Executive Officer and Director

Date:	March 26, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

REQUIRED PURSUANT TO RULES 13A-14 OR

15-D14 OF THE 1934 SECURITIES EXCHANGE ACT

I, James Doehrman, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Versata, Inc.;

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

By:	/s/ JAMES DOEHRMAN
James Doehrman Executive Vice President, Chief Operating Officer and Chief Financial Officer

Date:	March 26, 2003