Form 10-Q/A
period 2003-01-31
VERSATA INC
filed 2003-06-12
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending January 31, 2003 is being filed solely to include Exhibit 99.1 and Exhibit 99.2, the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which the Company inadvertently did not include. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Quarterly Report.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibit No.	Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company filed a Report on Form 8-K, dated February 11, 2003, containing changes in registrant’s certifying accountant and appointment of a new board director.

The Company filed a Report on Form 8-K, dated March 11, 2003, containing the Company receiving a NASDAQ notification letter regarding compliance with the minimum bid price requirement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSATA, INC.

Date: June 12, 2003	By /s/ Eugene Wong

Eugene Wong
Chief Executive Officer and Director

Date: June 12, 2003	By /s/ James Doehrman

James Doehrman
Chief Operating Officer, Chief Financial Officer, Secretary and Executive Vice President

CERTIFICATION

I, Eugene Wong, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Versata, Inc.;

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	By /s/ Eugene Wong

Eugene Wong
Chief Executive Officer and Director

CERTIFICATION

I, James Doehrman, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Versata, Inc.;

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

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	By /s/ James Doehrman

James Doehrman
Chief Operating Officer, Chief Financial Officer, Secretary and Executive Vice President