Form 10-Q
period 2003-04-30
VERSATA INC
filed 2003-06-13
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Yes ☐    No ☒

As of May 30, 2003, the total number of outstanding shares of the Registrant’s common stock was 7,431,944.

VERSATA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VERSATA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	April 30, 2003	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,527	$12,287
Short-term investments	2,923	4,478
Accounts receivable, net	2,703	3,153
Unbilled receivables	84	195
Prepaid expenses and other current assets	1,202	989

Total current assets	20,439	21,102

Restricted cash	4,964	5,261
Property and equipment, net	2,911	3,877
Intangibles, net	1,004	1,994
Other assets	93	122

Total assets	$29,411	$32,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$330	$750
Accrued liabilities	3,139	3,740
Current portion of accrued restructuring and other	1,909	1,037
Current portion of deferred revenue	3,662	3,848
Current portion of long-term debt	38	134

Total current liabilities	9,078	9,509

Accrued restructuring and other, less current portion	1,324	1,104
Deferred revenue, less current portion	1,283	1,649
Long-term debt, less current portion	—	158

Total liabilities	11,685	12,420

Stockholders’ equity:
Common stock	44	43
Additional paid-in capital	215,902	216,001
Treasury stock	(40)	(46)
Notes receivable from shareholders	(23)	(23)
Unearned stock-based compensation	(135)	(528)
Accumulated other comprehensive loss	(336)	(164)
Accumulated deficit	(197,686)	(195,347)

Total stockholders’ equity	17,726	19,936

Total liabilities and stockholders’ equity	$29,411	$32,356

The accompanying notes are an integral part of these

condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2003	April 30, 2002	April 30, 2003	April 30, 2002
Revenue:
Software license	$1,878	$994	$4,586	$4,128
Maintenance and support	1,542	1,511	2,913	2,728
Professional services	1,057	2,037	2,078	4,095

Total revenue	4,477	4,542	9,577	10,951

Cost of revenue:
Software license	138	38	186	106
Maintenance and support (excluding stock-based compensation of $56 and $94 for the three months ended April 30, 2003 and 2002 and $117 and $260 for the six months ended April 30, 2003 and 2002, respectively)	422	361	786	700
Professional services (excluding stock-based compensation of $4 and $15 for the three months ended April 30, 2003 and 2002 and $10 and $25 for the six months ended April 30, 2003 and 2002, respectively)	892	1,676	1,872	3,431

Total cost of revenue	1,452	2,075	2,844	4,237

Gross profit	3,025	2,467	6,733	6,714

Operating expense:
Sales and marketing (excluding stock-based compensation of $68 and $140 for the three months ended April 30, 2003 and 2002 and $127 and $268 for the six months ended April 30, 2003 and 2002, respectively)	1,646	2,331	3,253	5,332
Product development (excluding stock-based compensation of $78 and $108 for the three months ended April 30, 2003 and 2002 and $97 and $161 for the six months ended April 30, 2003 and 2002, respectively)	1,248	1,369	2,695	2,878
General and administrative (excluding stock-based compensation of $34 and $58 for the three months ended April 30, 2003 and 2002 and $62 and $196 for the six months ended April 30, 2003 and 2002, respectively)	657	1,388	1,475	2,682
Stock-based compensation	121	350	294	562
Amortization of intangibles	500	538	973	1,015
Restructuring and other (excluding the benefit of $119 and $65 for the three months ended April 30, 2003 and 2002 and $119 and $348 for the six months ended April 30, 2003 and 2002 relating to the reversal of previously recorded stock-based compensation related to employees terminated in the restructuring)	83	579	406	888

Total operating expense	4,255	6,555	9,096	13,357

Loss from operations	(1,230)	(4,088)	(2,363)	(6,643)
Interest income, net	41	106	122	243
Other non-operating income (expense), net	13	9	23	(31)

Loss before provision for taxes	(1,176)	(3,973)	(2,218)	(6,431)
Benefit (provision) for taxes	7	(39)	(121)	(67)

Net loss	$(1,169)	$(4,012)	$(2,339)	$(6,498)

Other comprehensive income (loss):
Change in unrealized loss on marketable securities	(6)	5	(8)	3
Change in foreign currency translation adjustments	(85)	(106)	(165)	731

Comprehensive loss	$(1,260)	$(4,113)	$(2,512)	$(5,764)

Basic and diluted net loss per share	$(0.16)	$(0.56)	$(0.32)	$(0.92)

Weighted-average common shares outstanding	7,326	7,102	7,294	7,086

The accompanying notes are an integral part of these

condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	April 30, 2003	April 30, 2002
Cash flows from operating activities:
Net loss	$(2,339)	$(6,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,922	2,038
Provision for doubtful accounts	(261)	176
Loss on disposal of property and equipment	34	22
Stock-based compensation	294	562
Cancellation of promissory note	—	263
Change in operating assets and liabilities:
Accounts receivable	711	1,124
Unbilled receivables	111	89
Prepaid expenses and other current assets	(213)	(717)
Other assets	29	15
Accounts payable and accrued liabilities	(1,021)	(1,572)
Accrued restructuring and other	1,092	(1,375)
Deferred revenue	(552)	(166)

Net cash used in operating activities	(193)	(6,039)

Cash flows from investing activities:
Purchases of short-term investments	(1,272)	(273)
Proceeds from sales of short-term investments	2,819	—
Proceeds from sales of restricted cash investments	297	—

Net cash provided by (used in) investing activities	1,844	(273)

Cash flows from financing activities:
Payments on capital lease obligations and long term debt	(254)	(127)
Proceeds from exercise of stock options and warrants	—	99
Proceeds from sale of common stock held by former officer	8	976
Loans provided to stockholders	—	(94)

Net cash provided by (used in) financing activities	(246)	854

Effects of exchange rate changes on cash and cash equivalents	(165)	(654)

Increase (decrease) in cash and cash equivalents	1,240	(6,112)
Cash and cash equivalents at beginning of period	12,287	21,871

Cash and cash equivalents at end of period	$13,527	$15,759

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$38	$52

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

On May 24, 2002, the Company implemented a one for six reverse stock split. Although there were no guarantees, the reverse stock split was implemented to allow the Company’s common stock to trade above the $1.00 per share minimum bid price as required by NASDAQ Marketplace Rules, and therefore, to help the Company to continue its listing on the NASDAQ National Market. All shares and per share amounts in these condensed consolidated financial statements have been restated to give effect to this reverse stock split.

2.    Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 30, 2003, and for the three and six months ended April 30, 2003 and 2002 include the accounts of Versata and its subsidiaries, all of which are wholly owned and located in North America, Europe and Australia. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

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

We believe that all necessary adjustments, consisting of only normal recurring items, have been included in the accompanying financial statements to fairly present the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ended October 31, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the fiscal year ended October 31, 2002.

3.    Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company adopted SFAS 146 during the quarter ended January 31, 2003. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 sets out criteria for determining whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (“SFAS 148”). This amendment provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, prominent disclosures in both annual and interim financial statements are required for the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 during the quarter ended April 30, 2003 and we have provided the disclosures required under SFAS 148 in Note 4.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial position, results of operations or cash flows.

4.    Stock Based Compensation Plans

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), and we comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our Company’s common stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which also requires that the information be determined as if our Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the minimum value method for periods to the date of our initial public offering and the Black-Scholes option-pricing model thereafter.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to al outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,169)	$(4,012)	$(2,339)	$(6,498)
Add: Stock based employee compensation expense included in reported net income	121	350	294	562
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(250)	(589)	(499)	(1,179)

Pro forma net loss	$(1,298)	$(4,251)	$(2,544)	$(7,115)
Net loss per share:
Basic and diluted – as reported	$(0.16)	$(0.56)	$(0.32)	$(0.92)
Basic and diluted – pro forma	$(0.18)	$(0.60)	$(0.35)	$(1.01)

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    Restructuring and Other

The following table summarizes the restructuring and other activity during the six months ended April 30, 2003 (in thousands):

	Employee Severance	Office Closure and Subleasing Costs	Other Costs	Total
Accrual balance, October 31, 2002	$101	$1,429	$611	$2,141
Additions and reclassifications	102	1,356	89	1,547
Cash paid	(36)	(157)	—	(193)

Accrual balance, January 31, 2003	$167	$2,628	$700	$3,495
Additions and reclassifications	219	58	—	277
Cash paid	(151)	(388)	—	(539)

Accrual balance, April 30, 2003	$235	$2,298	$700	$3,233

In November 2002 we received $950,000 from a subtenant as a result of the termination of a sublease agreement between us and the subtenant as of October 31, 2002 and our releasing the subtenant from its liabilities under the terms of a Termination of Sublease Agreement. As a result of the termination of the sublease, we increased our restructuring reserve during the quarter ended January 31, 2003, for the space occupied by the subtenant. The amount received from the subtenant was not recorded as income, but rather is reflected as an offset to the original estimate of future sublease income and is included in additions to the reserve.

6.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if the effect is antidilutive. Potential common stock consists of 47,000 and 197,000 shares of unvested restricted common stock, and 1,079,000 and 933,000 shares of outstanding stock options as of April 30, 2003 and 2002, respectively.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Numerator:
Net Loss	$(1,169)	$(4,012)	$(2,339)	$(6,498)

Denominator:
Weighted average shares outstanding	7,389	7,371	7,379	7,380
Weighted average unvested shares of common stock subject to repurchase	(63)	(269)	(84)	(294)

Denominator for basic and diluted calculation	7,326	7,102	7,294	7,086
Basic and diluted net loss per share	$(0.16)	$(0.56)	$(0.32)	$(0.92)

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.    Legal Proceedings

Securities Class Action and State Derivative Actions

Since April 11, 2001, several securities class action complaints have been filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated in the United States District Court for the Northern District of California. On October 19, 2001, the lead plaintiffs filed an amended class action complaint naming us and certain of our former officers and a current director as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under sections 11 and 15 of the Securities Act of 1933. The amended complaint sought an unspecified amount of damages on behalf of persons who purchased our stock during the class period between March 31, 2000 and April 30, 2001. In July 2002, the parties reached an agreement to settle the class action lawsuit in order to avoid protracted and expensive litigation and the uncertainty of the outcome at a trial. The agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. Our settlement calls for a payment of $9.75 million in cash by our insurance carriers, the issuance of 200,000 shares of our common stock, and for certain corporate therapeutics. The holders of the settlement stock have a put option of $3.50 per share during a period of 20 trading days commencing one year from the date of distribution; provided however, the put options shall expire if Versata shares trade above $3.50 per share for 15 consecutive trading days during the one year period following the date of distribution of the settlement stock. On February 14, 2003, the court approved the settlement agreement. We accrued $700,000 for this liability in accrued restructuring and other in fiscal 2002.

Since June 11, 2001, three derivative actions have been filed on our behalf against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name the Company as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. In July 2002, in conjunction with the settlement of the securities litigation discussed above, the parties reached an agreement to settle the derivative action. The settlement calls for certain corporate therapeutics included in the settlement of the securities litigation discussed above. As discussed, the agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. On February 14, 2003, the settlement agreement was approved by the court.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on the information currently available to our management. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These statements are based on judgments with respect to, among other things, information available to us, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the sections entitled “Risk Factors That May Affect Future Results”. In light of significant uncertainties inherent in forward looking information included in this report on Form 10-Q, the inclusion of such information should not be regarded as a representation that our plans and objectives will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

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

From our incorporation in August 1991 through December 1994, we were a professional services company and generated revenue from technical consulting projects. In January 1995, we commenced development efforts on our initial software products, from which we generated revenue in late 1995 through early 1998. In September 1996, we began development of our first Web-based software product, which we began shipping commercially in September 1997. In September 1998, we introduced the first generation of what is now our suite of software products. To date, we have licensed our products and provided services to over 500 customers around the world.

We derive our revenue from licensing our software and from the sale of related services. Our software is generally priced on a per central processing unit (“CPU”) basis. Maintenance and support revenue includes product maintenance, which provides the customer with unspecified software upgrades over a specified term, typically twelve months, and customer support which is priced based on the particular level of support chosen by the customer. Professional services revenue consists of fees from consulting, training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Customers typically purchase these professional services from us to enlist our support by way of training and mentoring activities directed at optimizing the customer’s use of our software product. Professional services are sold generally on a time-and-materials basis.

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

Segment Information

Versata identifies its operating segments based on the business activities, management responsibility and geographical location. For both periods presented, Versata operated in a single business segment. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Software license revenue:
North America	$1,642	$909	$3,833	$3,628
Europe	236	85	753	500

	1,878	994	4,586	4,128
Maintenance and support revenue:
North America	$1,084	$1,067	$1,979	$1,881
Europe	458	444	934	847

	1,542	1,511	2,913	2,728
Professional services revenue:
North America	$665	$1,636	$1,428	$3,293
Europe	392	401	650	802

	1,057	2,037	2,078	4,095
Total revenue:
North America	$3,391	$3,612	$7,240	$8,802
Europe	1,086	930	2,337	2,149

	$4,477	$4,542	$9,577	$10,951

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the lines in our Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Revenue:
Software license	42%	22%	48%	38%
Maintenance and support	34%	33%	30%	25%
Professional services	24%	45%	22%	37%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software license	3%	1%	2%	1%
Maintenance and support	9%	8%	8%	6%
Professional services	20%	37%	20%	31%

Total cost of revenue	32%	46%	30%	38%

Gross profit	68%	54%	70%	62%

Operating expense:
Sales and marketing	37%	51%	34%	49%
Product development	28%	30%	28%	26%
General and administrative	15%	31%	15%	24%
Stock-based compensation	3%	8%	3%	5%
Amortization of intangibles	11%	12%	10%	9%
Restructuring and other	2%	13%	4%	8%

Total operating expense	96%	145%	94%	121%

Loss from operations	(28)%	(91)%	(24)%	(59)%
Interest income, net	1%	2%	1%	2%

Loss before provision for taxes	(27)%	(89)%	(23)%	(57)%
Provision for taxes	—	(1)%	(1)%	(1)%

Net loss	(27)%	(90)%	(24)%	(58)%

Revenue

Total Revenue. Total revenue consists of software license revenue, maintenance and support revenue, and professional services revenue. Total revenue for the three months ended April 30, 2003 was flat compared to the three months ended April 30, 2002 with revenue for both quarters at $4.5 million Total revenue for the six months ended April 30, 2003 decreased 13% compared to the six months ended April 30, 2002 with revenue for the six months ended April 30, 2003 at $9.6 million compared to $11 million for the six months ended April 30, 2002.

Software License Revenue. Software license revenue increased by approximately $884,000, or 89% to $1.9 million in the three months ended April 30, 2003 from $1 million in the three months ended April 30, 2002. Software license revenue increased by approximately $458,000, or 11% to $4.6 million for the six months ended April 30, 2003 from $4.1 million for the six months ended April 30, 2002. The increase was mainly attributable to two large sales in the April 2003 quarter. Compared to 2002, we are selling more into our existing customer base and are seeing orders, in many cases, for deployment and production licenses as customers finish applications and need to purchase software for deployment.

Maintenance and Support Revenue. Maintenance and support revenue for the three months ended April 30, 2003 was flat compared to the three months ended April 30, 2002 with revenue for both quarters at $1.5 million. Maintenance and support revenue increased by approximately $185,000, or 7% to $2.9 million for the six months ended April 30, 2003 from $2.7 million for the six months ended April 30, 2002. The increase is primarily attributable to continuing maintenance and support agreements on prior license deals.

Professional Services Revenue. Services revenue decreased by $1 million, or 48%, to $1.1 million in the three months ended April 30, 2003 from $2 million in the three months ended April 30, 2002. Services revenue decreased by $2 million, or 49%, to $2.1 million for the six months ended April 30, 2003 from $4.1 million for the six months ended April 30, 2002. This decrease in services revenue is due to several factors. The primary factor is our high volume of sales to existing customers who are becoming more proficient with our products and therefore require less professional services and mentoring to develop new applications. We believe this trend is likely to continue through the end of the fiscal year. Additionally, as customers continue to face severe budget constraints, they are less willing to outsource development efforts when internal staff is not fully utilized.

Cost of Revenue

Total Cost of Revenue. Total cost of revenue decreased by $623,000, or 30%, to $1.5 million in the three months ended April 30, 2003 from $2.1 million in the three months ended April 30, 2002. Total cost of revenue decreased by $1.4 million, or 33%, to $2.8 million for the six months ended April 30, 2003 from $4.2 million for the six months ended April 30, 2002. This decrease was primarily attributable to management’s restructuring plan initiated to better align our costs with our revenue.

Cost of Software License Revenue. Cost of license revenue consists of royalties paid to third party vendors for use of their product embedded in ours. Cost of software license revenue increased by $100,000, or 263%, to $138 thousand for the three months ended April 30, 2003 from $38 thousand for the three months ended April 30, 2002. Cost of software license revenue increased by $80,000, or 75%, to $186,000 for the six months ended April 30, 2003 from $106,000 for the six months ended April 30, 2002. The increase is primarily a result of an accrual for a $95,000 settlement with a vendor for additional third party royalty costs.

Cost of Maintenance and Support Revenue. Cost of maintenance and support revenue consists of salaries of support personnel. Cost of maintenance and support revenue increased by $61,000, or 17%, to $422,000 for the three months ended April 30, 2003 from $361,000 for the three months ended April 30, 2002. Cost of maintenance and support revenue increased by $86,000, or 12%, to $786,000 for the six months ended April 30, 2003 from $700,000 for the six months ended April 30, 2002. The increase is a result of increased revenues and the result of continuing to support our current maintenance and support agreements.

Cost of Professional Services Revenue. Cost of service revenue consists of salaries of professional service personnel and payments to third party consultants incurred in providing training and consulting services. Cost of service revenue decreased by $784,000, or 47%, to $892,000 for the three months ended April 30, 2003 from $1.7 million for the three months ended April 30, 2002. Cost of service revenue decreased by $1.6 million, or 45%, to $1.9 million for the six months ended April 30, 2003 from $3.4 million for the six months ended April 30, 2002. This decrease was mainly attributable to the decrease in headcount in professional services and a reduction in the use of independent contractors. As of April 30, 2003, we had 19 employees in professional services as compared to 30 employees on April 30, 2002.

Gross Profit

Gross Profit. Gross profit increased by $558,000, or 23%, to $3 million in the three months ended April 30, 2003 from $2.5 million in the three months ended April 30, 2002. Gross profit for the six months ended April 30, 2003 was flat compared the six months ended April 30, 2002 with gross profit at $6.7 million for both periods.

Operating Expenses

Operating Expenses. Operating expenses decreased $2.3 million, or 35%, to $4.3 million in the three months ended April 30, 2003 from $6.6 million in the three months ended April 30, 2002. Operating expenses decreased $4.3 million, or 32%, to $9.1 million for the six months ended April 30, 2003 from $13.4 million for the six months ended April 30, 2002. The majority of the decrease was due to our cost-cutting initiatives and reductions in our workforce.

Sales and Marketing. Sales and marketing expense consists of salaries, sales commissions, partners commissions, travel and entertainment expense, and marketing programs. Sales and marketing expense decreased by $685,000, or 29%, to $1.6 million in the three months ended April 30, 2003 from $2.3 million in the three months ended April 30, 2002. Sales and marketing expense decreased by $2.1 million, or 39%, to $3.3 million for the six months ended April 30, 2003 from $5.3 million for the six months ended April 30, 2002. These decreases were largely attributable to approximately $853,000 reduction in salary and benefit expenses for the six months ended April 30, 2003. In addition, sales and marketing expenses were lower for the six months ending April 30, 2003 as a result of decreased spending on marketing programs of $438,000 and a decrease of consulting expense of $84,000, offset by additional partner commissions of $169,000. As of April 30, 2003, we had 26 employees in sales and marketing as compared to 40 employees on April 30, 2002.

Product Development. Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $121,000, or 9%, to $1.2 million in the three months ended April 30, 2003 from $1.4 million in the three months ended April 30, 2002. Product development expense decreased by $183,000, or 6%, to $2.7 million for the six months ended April 30, 2003 from $2.9 million for the six months ended April 30, 2002. All software development costs are expensed in the period incurred as they do not meet the requirements for capitalization under SFAS No. 86. As of April 20, 2003, we had 31 employees in product development as compared to 37 employees as of April 30, 2002.

General and Administrative. General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense decreased by $731,000, or 53%, to $657,000 in the three months ended April 30, 2003 from $1.4 million in the three months ended April 30, 2002. General and administrative expense decreased by $1.2 million, or 45%, to $1.5 million for the six months ended April 30, 2003 from $2.7 million for the six months ended April 30, 2002. The decrease was due to a reduction in salary and benefit expense of $331,000 for the six months ending April 30, 2003 versus the six months ending April 30, 2002 related to the reductions in the number of general and administrative employees. Professional fees and outside labor costs decreased by $236,000 for the six months ending April 30, 2003 compared to the six months ended April 30, 2002, as a result of our cost cutting efforts and lower costs for external audit functions. As of April 20, 2003, we had 14 employees in general and administrative as compared to 21 employees as of April 30, 2002

Stock-Based Compensation. Stock-based compensation expense includes the amortization of unearned employee stock-based compensation, offset by reversals of previously expensed amounts for cancellations of the related options. Employee stock-based compensation expense is amortized on an accelerated basis (under FIN 28) over the vesting period of the related options, generally 50 months. Stock-based compensation expense also includes expenses for stock options granted to consultants and employees in exchange for services. Stock-based compensation expense decreased by $229,000, or 65%, to $121,000 for the three months ended April 30, 2003 from $350,000 for the three months ended April 30, 2002. Stock-based compensation expense decreased by $268,000, or 48%, to $294,000 for the six months ended April 30, 2003 from $562,000 for the six months ended April 30, 2002. Additional unvested outstanding options will continue to vest over the next 11 months, which will result in additional compensation expense of approximately $135,000 in the aggregate in periods subsequent to April 30, 2003. This future expense will be reduced in the event of related option cancellations for employee terminations.

Amortization of Intangibles. Intangible assets consist of purchased technology that are being amortized on a straight-line basis over the expected life of three years. Amortization expense decreased by $38,000, or 7%, to $500,000 for the three months ended April 30, 2003 from $538,000 for the three months ended April 30, 2002. Amortization expense decreased by $42,000, or 4%, to $973,000 for the six months ended April 30, 2003 from $1 million for the six months ended April 30, 2002. The assets will be fully amortized by the end of fiscal 2003.

Restructuring and Other. Restructuring expense for the three months ended April 30, 2003 was $83,000, down $496,000, or 86%, from $579,000 for the three months ended April 30, 2002. Our restructuring expense this quarter was primarily related to severance costs. Restructuring expense for the six months ended April 30, 2003 was $406,000, down $482,000, or 54%, from $888,000 for the six months ended April 30, 2002. The decrease is primarily due to our restructuring efforts in prior periods resulting in expense controls over the last year and the stabilization of costs. Our restructuring expense for the six months ended April 30, 2003 was primarily related to unused office space.

Interest Income, Net. Interest income, net, is primarily comprised of interest income from our cash and investments offset by interest paid on our equipment loan and capital lease obligations. We had net interest income of $41,000 for the three months ended April 30, 2003, a decrease of $65,000, or 61%, compared to net interest income of $106,000 for the three months ended April 30, 2002. We had net interest income of $122,000 for the six months ended April 30, 2003, a decrease of $121,000, or 50%, compared to net interest income of $243,000 for the six months ended April 30, 2002. The reduction in interest income is primarily due to our reduced cash balance and lower interest rates earned.

Benefit (Provision) for Taxes. We have incurred operating losses for all periods from inception through April 30, 2003. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. During the three months ended April 30, 2003 we reduced our accrued liability for a local tax by approximately $45,000 which resulted in a benefit for taxes during the period.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment financing. As of April 30, 2003, we had $16.5 million in cash and cash equivalents and short-term investments, $11.4 million in working capital and $5.0 million in restricted cash. Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments with maturities between 91 days and 365 days. Working capital is current assets less current liabilities. Restricted cash consists primarily of a time deposit held at a major bank that secures an irrevocable letter of credit for the benefit of our landlord in lieu of a cash security deposit.

Net cash used in operating activities was $193,000 and $6.1 million for the six months ended April 30, 2003 and 2002, respectively. Net cash used in operating activities in each period reflects net losses offset by non-cash expenses, primarily depreciation and amortization and stock-based compensation. Net cash used in operating activities was also impacted by changes in working capital. During the fiscal 2003 period, cash flows from operating activities decreased primarily due to decreases in accounts payable and accrued liabilities and increased primarily due to increases in accrued restructuring and other. During the fiscal 2002 period, cash flows from operations decreased primarily due to decreases in accounts payable and decreases in accrued restructuring and other and increased primarily due to decreases in trade receivables.

Net cash provided by investing activities was $1.8 million for the first six months of fiscal 2003 primarily due to the proceeds from sales of short-term investments. Net cash used in investing activities was $251,000 for the first six months of fiscal 2002 primarily due to purchases of short-term investments.

Net cash used in financing activities was $246,000 for the first six months of fiscal 2003 primarily due to principal payments on capital lease obligations and long term debt. Net cash provided by financing activities was $854,000 for the first six months of fiscal 2002 primarily due to the proceeds from the sale of shares held by a former officer.

We believe that our cash and cash equivalents and short-term investments as of April 30, 2003 will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2004 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In specific, management uses judgments and estimates in recognizing revenues, determining gains and losses on foreign currency, accruing contingencies, establishing the allowance for doubtful accounts, assessing the realizability of long-lived assets, and applying significant assumptions to the future obligations for office closure and sublease accruals. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenue from three sources as follows: (i) sale of software licenses to end users, value added resellers (“VAR’s”), distributors, system integrators and independent software vendors (“ISV’s”), (ii) maintenance and support of license holders (post-contract customer support or “PCS”) and (iii) services which include consulting, training, and mentoring. This policy establishes the standards for ensuring we recognize revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

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

The portion of fees related to products delivered or services rendered which are not due under our Company’s standard payment terms are reflected in deferred revenue and in unbilled receivables.

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

Continued Weakening of World Wide Economic Conditions Realized in the Internet Infrastructure Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates.

The revenue growth of our business depends on the overall demand for computer software, particularly in the product segments in which we compete. The slowdown of the worldwide economy affects the buying decision of corporate customers, such as it has in the recent years. Because our sales are primarily to Global 2000 customers, our business also depends on general economic and business conditions. A further reduction in demand for computer software, caused by the further weakening of the economy, may result in decreased revenues or lower revenue growth rates.

If We Do Not Effectively Compete With New and Existing Competitors, Our Revenues and Operating Margins Will Decline.

The Internet infrastructure software market in general, and the market for our software and related services in particular, are new, rapidly evolving and highly competitive. Many of our competitors, including but not limited to IBM, Microsoft, Oracle, BEA Systems, Inc., and Sun Microsystems have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. For example, IBM, who we have a strategic relationship with, recently announced the launch of a new product, IBM Rational Rapid Developer, that the market may deem to compete with our development software, the Versata Logic Studio. Although we believe that our Versata Logic Studio does not directly compete with IBM’s Rational Rapid Developer, we may not be able to successfully or sufficiently differentiate our product from IBM’s product. Additionally, IBM’s continued efforts in the J2EE market could materially and adversely affect our business, operating results and financial condition.

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

The Price of Our Common Stock is Volatile, and It May Fluctuate Significantly.

The market price of our common stock has fluctuated significantly and has declined sharply since our initial public offering in March 2000 and most recently in 2002. Our Company’s stock price is affected by a number of factors, some of which are beyond our control, including:

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

As a result, our stock price is subject to significant volatility. In the past, following periods of volatility or decline in the market price of a company’s securities, securities class action litigation has at times been instituted against that company. Although we have settled the private securities class action lawsuit brought against us and certain of our former officers and directors, we may be subject to additional litigation with a few class members who have opted out of joining the class for the settlement purposes. This could cause us to incur substantial costs and experience a diversion of management’s attention and resources.

Any Potential Delisting of Versata’s Common Stock from the NASDAQ National Market Could Harm Our Business.

Versata’s common stock trades on the NASDAQ National Market, which has certain compliance requirements for continued listing of common stock. Although in May 2003 we received notification from the NASDAQ Listing Qualifications Panel that we regained full compliance with the minimum bid price of $1 listing requirement and minimum market value of publicly held shares of $5 million listing requirement, if we fail to meet these listing requirements again, or any other listing requirements, as our stock has been significantly volatile in the recent years, we may be subject to delisting.

Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods.

Our revenues are relatively difficult to forecast and vary from quarter to quarter due to various factors including:

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

Our license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. We typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Since our operating expenses are relatively fixed and are based on anticipated revenue levels, a delay in bookings from even a small number of license transactions could cause significant variations in revenues quarter to quarter and could cause net income to fall significantly short of anticipated levels. As an example, the dollar amounts of large orders for our products have been increasing and therefore the operating results for a quarter could be materially and adversely affected if a number of large orders are either not received or are delayed, due to cancellations, delays, or deferrals by customers. Revenue shortfalls below our expectations could have an immediate and significant adverse effect on our results of operations.

Our services revenue in any quarter is substantially dependent on our license revenue. Services are normally purchased in conjunction with software licenses, although it is not a requirement. Should our license revenues decrease, there will be a reduced market for our services. Any revenue shortfall in services could have an immediate and significant adverse effect on our results of operations.

If our customers do not renew their product support and maintenance agreements, we may lose a recurring revenue stream, which could harm our operating results.

Many of our customers subscribe for software support and maintenance services, which we recognize over the term of those support and maintenance agreements. In fiscal year 2002, our maintenance and support revenue accounted for 29% of our total revenue. If a significant portion of those customers chose not to continue subscribing for product support and maintenance, our recurring revenue from those services would be adversely affected, which could harm our business, operating results and financial condition.

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

Although the Court has approved our settlement agreement for the private securities class action lawsuit and the state derivative actions, a few class members who opted out of joining the class for the settlement purposes may still pursue their own private actions against the Company. Such actions may cause a diversion of management time and attention.

Our liability insurance for actions taken by officers and directors provides only limited liability protection. To the extent that these policies do not adequately cover our expenses related to any shareholder lawsuits, our business and financial condition could be seriously harmed. Under the Delaware General Corporation Law, the Company’s Certificate of Incorporation, as amended, the Bylaws, as amended, and the indemnification agreements we entered into with our executive officers and directors, we must indemnify our current and former officers and directors to the fullest extent permitted by law. Subject to certain conditions, the indemnification may cover expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement, or appeal of legal proceedings.

We Have Incurred Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of April 30, 2003, we had an accumulated deficit of $197.7 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

We cannot predict the level of market acceptance that will be achieved or maintained by our products and services. If either the Internet infrastructure software market in general, or the market for our software or related services in particular, fails to grow or grows more slowly than we anticipate, or if either market fails to accept our products and related services, the source of substantially all of our revenue will be at risk. We expect to continue to derive substantially all our revenue from and be dependent upon the Versata products and related services in the future. The market for the Versata products and related services is new, rapidly evolving and highly competitive, and we cannot be certain that a viable market for our products will ever develop or be sustained. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products, product enhancements and related services in a timely and cost-effective manner. We expect to continue to commit significant resources to market and further develop our products and related services and to enhance the brand awareness of our software and services.

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

Also, any further terrorist activities or military or security operations involving the U.S. that are significant enough to further weaken the U.S. or global economy could result in reductions in information technology spending, and deferrals, reductions or cancellations of customer orders for our products and services, which ultimately would have an adverse effect on our operating results.

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

We May Incur Substantial Expenses If We are Sued for Product Liability.

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of customers’ use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition. Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software is not at fault, we could suffer material expense and material diversion of management’s time in defending any such lawsuits.

We Periodically Have Restructured Our Sales Force, Which Can be Disruptive.

We continue to rely heavily on our direct sales force. In many years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, performance issues and other internal considerations. We recently made some adjustments to the organization of our sales force in Europe and North America to focus on vertical markets. In the past, changes in the structure of the sales force and sales force management have generally resulted in a reduced productivity that may have affected revenues in one or more quarters. We cannot assure you that we will not continue to restructure our sales force or that the transition issues associated with restructuring the sales force will not recur.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks including changes in interest rates affecting the return on our cash investments and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we establish policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

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

Foreign Currency Risks. As of April 30, 2003, Versata had operating subsidiaries located in the United Kingdom, Germany, France, Canada, and Australia. International sales were made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. We do not currently enter into foreign currency hedge transactions. Through April 30, 2003, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Securities Class Action and State Derivative Actions

Since April 11, 2001, several securities class action complaints have been filed against us, and certain of our current and former officers and directors. In August 2001, the class action lawsuits were consolidated in the United States District Court for the Northern District of California. On October 19, 2001, the lead plaintiffs filed an amended class action complaint naming us and certain of our former officers and a current director as defendants. The amended class action complaint alleges claims under section 10(b) and section 20(a) of the Securities Exchange Act of 1934 and claims under sections 11 and 15 of the Securities Act of 1933. The amended complaint sought an unspecified amount of damages on behalf of persons who purchased our stock during the class period between March 31, 2000 and April 30, 2001. In July 2002, the parties reached an agreement to settle the class action lawsuit in order to avoid protracted and expensive litigation and the uncertainty of the outcome at a trial. The agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. Our settlement calls for a payment of $9.75 million in cash by our insurance carriers, the issuance of 200,000 shares of our common stock, and for certain corporate therapeutics. The holders of the settlement stock have a put option of $3.50 per share during a period of 20 trading days commencing one year from the date of distribution; provided however, the put options shall expire if Versata shares trade above $3.50 per share for 15 consecutive trading days during the one year period following the date of distribution of the settlement stock. On February 14, 2003, the court approved the settlement agreement. We accrued $700,000 for this liability in accrued restructuring and other in fiscal 2002.

Since June 11, 2001, three derivative actions have been filed on our behalf against certain current and former officers and directors in Superior Court of Alameda County, California. The complaints also name the Company as a nominal defendant. The complaints allege that the defendants breached their fiduciary duties, abused their control of the corporation, and engaged in gross mismanagement of the corporation, by allegedly making or permitting the Company to make false financial statements and seek, among other things, compensatory damages. In July 2002, in conjunction with the settlement of the securities litigation discussed above, the parties reached an agreement to settle the derivative action. The settlement calls for certain corporate therapeutics included in the settlement of the securities litigation discussed above. As discussed, the agreement for settlement does not constitute any admission of wrongdoing on the part of Versata or the individual defendants. On February 14, 2003, the settlement agreement was approved by the court.

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

6(a) Exhibits.

EXHIBIT INDEX

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6(b) Reports on Form 8-K:

The Company filed a Report on Form 8-K, dated February 11, 2003, announcing changes in registrant’s certifying accountant and appointment of a new member to the board of directors.

The Company filed a Report on Form 8-K, dated March 11, 2003, announcing the Company had received a NASDAQ notification letter regarding non-compliance with the minimum bid price requirement.

The Company filed a Report on Form 8-K, dated May 20, 2003, announcing appointment of a new member to the board of directors.

The Company filed a Report on Form 8-K, dated May 29, 2003, announcing that Kevin Schick, Vice President of Marketing, resigned with the Company effective June 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Versata, Inc. duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2003	/s/ EUGENE WONG
Eugene Wong
Chief Executive Officer and Director
(Duly Authorized Officer)

Dated: June 13, 2003	/s/ JAMES DOEHRMAN
James Doehrman
Chief Operating Officer, Chief Financial Officer,
Secretary and Executive Vice President
(Principal Financial Officer)

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

Date: June 13, 2003	By: /s/ EUGENE WONG
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

Date: June 13, 2003	By: /s/ JAMES DOEHRMAN
James Doehrman Executive Vice President, Chief Operating Officer and Chief Financial Officer