Form 10-Q
period 2003-07-31
VERSATA INC
filed 2003-09-12
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Yes  ☐            No  ☒

As of August 31, 2003, the total number of outstanding shares of the Registrant’s common stock was 7,600,466.

VERSATA, INC.

FORM 10-Q QUARTERLY REPORT

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

VERSATA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	July 31, 2003	October 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,401	$12,287
Short-term investments	4,548	4,478
Accounts receivable, net	978	3,153
Unbilled receivables	75	195
Prepaid expenses and other current assets	620	989

Total current assets	17,622	21,102

Restricted cash	4,964	5,261
Property and equipment, net	2,416	3,877
Intangibles, net	504	1,994
Other assets	88	122

Total assets	$25,594	$32,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$285	$750
Accrued liabilities	2,115	3,740
Current portion of accrued restructuring and other	1,738	1,037
Current portion of deferred revenue	3,375	3,848
Current portion of long-term debt	19	134

Total current liabilities	7,532	9,509

Accrued restructuring and other, less current portion	2,695	1,104
Deferred revenue, less current portion	1,096	1,649
Long-term debt, less current portion	—	158

Total liabilities	11,323	12,420

Stockholders’ equity:
Common stock	45	43
Additional paid-in capital	216,161	216,001
Treasury stock	—	(46)
Notes receivable from shareholders	—	(23)
Unearned stock-based compensation	(89)	(528)
Accumulated other comprehensive loss	(393)	(164)
Accumulated deficit	(201,453)	(195,347)

Total stockholders’ equity	14,271	19,936

Total liabilities and stockholders’ equity	$25,594	$32,356

The accompanying notes are an integral part of these

condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
Revenue:
Software license	$487	$1,036	$5,073	$5,164
Maintenance and support	1,566	1,543	4,479	4,271
Professional services	679	2,052	2,757	6,147

Total revenue	2,732	4,631	12,309	15,582

Cost of revenue:
Software license	14	63	200	169
Maintenance and support (excluding stock-based compensation of $64 and $61 for the three months ended July 31, 2003 and 2002 and $181 and $321 for the nine months ended July 31, 2003 and 2002, respectively)	394	345	1,180	1,045
Professional services (excluding stock-based compensation of $3 and $7 for the three months ended July 31, 2003 and 2002 and $13 and $32 for the nine months ended July 31, 2003 and 2002, respectively)	682	1,509	2,554	4,940

Total cost of revenue	1,090	1,917	3,934	6,154

Gross profit	1,642	2,714	8,375	9,428

Operating expense:
Sales and marketing (excluding stock-based compensation of $91 and $70 for the three months ended July 31, 2003 and 2002 and $218 and $336 for the nine months ended July 31, 2003 and 2002, respectively)	1,135	1,716	4,388	7,048
Product development (excluding stock-based compensation of $93 and $36 for the three months ended July 31, 2003 and 2002 and $190 and $199 for the nine months ended July 31, 2003 and 2002, respectively)	1,215	1,228	3,910	4,106
General and administrative (excluding stock-based compensation of $45 and $90 for the three months ended July 31, 2003 and 2002 and $107 and $286 for the nine months ended July 31, 2003 and 2002, respectively)	707	1,154	2,182	3,836
Stock-based compensation	294	204	588	766
Amortization of intangibles	500	473	1,473	1,488
Restructuring and other (excluding the benefit of $2 and $60 for the three months ended July 31, 2003 and 2002 and $121 and $408 for the nine months ended July 31, 2003 and 2002 relating to the reversal of previously recorded stock-based compensation related to terminated employees)	1,565	428	1,971	1,316

Total operating expense	5,416	5,203	14,512	18,560

Loss from operations	(3,774)	(2,489)	(6,137)	(9,132)
Interest income, net	60	91	182	334
Other non-operating income (expense), net	(14)	24	9	(7)

Loss before provision for taxes	(3,728)	(2,374)	(5,946)	(8,805)
Provision for taxes	(39)	(34)	(160)	(101)

Net loss	$(3,767)	$(2,408)	$(6,106)	$(8,906)

Other comprehensive income (loss):
Change in unrealized loss on marketable securities	(2)	(11)	(10)	(8)
Change in foreign currency translation adjustments	(54)	(687)	(219)	44

Comprehensive loss	$(3,823)	$(3,106)	$(6,335)	$(8,870)

Basic and diluted net loss per share	$(0.51)	$(0.34)	$(0.83)	$(1.27)

Weighted-average common shares outstanding	7,442	7,145	7,350	7,024

The accompanying notes are an integral part of these

condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	July 31, 2003	July 31, 2002
Cash flows from operating activities:
Net loss	$(6,106)	$(8,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,938	3,220
Provision for doubtful accounts	(388)	227
Loss on disposal of property and equipment	205	—
Stock-based compensation	588	766
Cancellation of promissory note	—	263
Change in operating assets and liabilities:
Accounts receivable	2,563	785
Unbilled receivables	120	122
Prepaid expenses and other current assets	369	(162)
Other assets	34	15
Accounts payable and accrued liabilities	(2,090)	(2,516)
Accrued restructuring and other	2,292	(1,438)
Deferred revenue	(1,026)	(447)

Net cash used in operating activities	(501)	(8,071)

Cash flows from investing activities:
Purchases of short-term investments	(5,528)	(3,683)
Proceeds from sales of short-term investments	5,450	1,467
Proceeds from sales of restricted cash investments	297	—
Purchase of property and equipment	(192)	(35)

Net cash provided by (used in) investing activities	27	(2,251)

Cash flows from financing activities:
Payments on capital lease obligations and long term debt	(273)	(166)
Proceeds from exercise of stock options and warrants	33	107
Proceeds from sale of common stock held by former officer	49	976
Loans provided to stockholders	—	(94)

Net cash provided by (used in) financing activities	(191)	823

Effects of exchange rate changes on cash and cash equivalents	(221)	36

Decrease in cash and cash equivalents	(886)	(9,463)
Cash and cash equivalents at beginning of period	12,287	21,871

Cash and cash equivalents at end of period	$11,401	$12,408

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$39	$64

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

2.    Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2003, and for the three and nine months ended July 31, 2003 and 2002 include the accounts of Versata and its subsidiaries, all of which are wholly owned and located in North America, Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

We have prepared the condensed consolidated financial statements included herein, without audit, in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements were effective for the Company during the first quarter ending January 31, 2003. The Company generally offers its customers a product warranty which states that its products shall substantially conform to its documentation for up to sixty-days from the delivery date as well as it provides its customers indemnification for third party intellectual property infringement claims. Through the nine months ended July 31, 2003, costs related to the product warranty and the indemnifications have been negligible and the Company cannot estimate the potential impact of these warranties and indemnifications on future results of operations or cash flows.

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

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net loss, as reported	$(3,767)	$(2,408)	$(6,106)	$(8,906)
Add: Stock based employee compensation expense included in reported net loss	294	204	588	766
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(711)	(588)	(1,721)	(1,514)

Pro forma net loss	$(4,184)	$(2,792)	$(7,239)	$(9,654)

Net loss per share:
Basic and diluted – as reported	$(0.51)	$(0.34)	$(0.83)	$(1.27)
Basic and diluted – pro forma	$(0.56)	$(0.39)	$(0.98)	$(1.37)

Our Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Risk-free rates	2.6%–3.2%	3.7%–4.5%	2.6%–3.3%	3.7%–4.9%
Expected lives (in years)	5.0	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	91%	132%	91%	132%

5.    Restructuring and Other

The following table summarizes the restructuring and other activity during the nine months ended July 31, 2003 (in thousands):

	Employee Severance	Office Closure and Subleasing Costs	Other Costs	Total
Accrual balance, October 31, 2002	$101	$1,429	$611	$2,141
Additions and reclassifications	102	1,356	89	1,547
Cash paid	(36)	(157)	—	(193)

Accrual balance, January 31, 2003	$167	$2,628	$700	$3,495
Additions and reclassifications	219	58	—	277
Cash paid	(151)	(388)	—	(539)

Accrual balance, April 30, 2003	$235	$2,298	$700	$3,233
Additions and reclassifications	7	1,753	—	1,760
Cash paid	(99)	(461)	—	(560)

Accrual balance, July 31, 2003	$143	$3,590	$700	$4,433

        We account for restructuring costs in accordance with the provisions of SFAS 146. Accordingly, a liability for costs that will continue to be incurred for the remaining term of a contract without economic benefit are recognized and measured at their fair value when we cease using the right conveyed by the contract (“cease-use date”). When the contract is an operating lease, the fair value of the liability at the cease-use date is determined based on the remaining lease expense, reduced by any estimated sublease income that could be reasonably obtained for the property. During the quarter ended July 31, 2003, we reduced our previous estimate of future sublease income for excess space located in our Oakland headquarters as we were unable to sublease the space for the amount and term previously estimated. As a result of modifying our estimate of future sublease income we increased our restructuring reserve by approximately $1.8 million. On August 29, 2003, the Company subleased a portion of the excess space in the Oakland headquarters to a subtenant. The sublease is for a term of one year with an option to extend for up to two years.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

6.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if the effect is antidilutive. Potential common stock consists of 42,000 and 120,000 shares of unvested restricted common stock, and 1,041,000 and 1,219,000 shares of outstanding stock options as of July 31, 2003 and 2002, respectively.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Numerator:
Net Loss	$(3,767)	$(2,408)	$(6,106)	$(8,906)

Denominator:
Weighted average shares outstanding	7,505	7,342	7,421	7,286
Weighted average unvested shares of common stock subject to repurchase	(63)	(197)	(71)	(262)

Denominator for basic and diluted calculation	7,442	7,145	7,350	7,024

Basic and diluted net loss per share	$(0.51)	$(0.34)	$(0.83)	$(1.27)

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

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our cost of software license revenue consists of royalty payments to third parties for technology incorporated into our products, the cost of manuals and product documentation, as well as packaging, distribution and electronic delivery costs. Our cost of maintenance and support revenue consists of salaries and allocated overhead for support personnel. Our cost of professional services revenue consists of salaries and allocated overhead for professional service personnel and payments to third party consultants incurred in providing training, and consulting services. Cost of professional services revenue as a percentage of professional services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

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

Segment Information

Versata identifies its operating segments based on the business activities, management responsibility and geographical location. For both periods presented, Versata operated in a single business segment. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Software license revenue:
North America	$410	$611	$4,243	$4,239
Europe	77	425	830	925

	487	1,036	5,073	5,164

Maintenance and support revenue:
North America	$1,092	$1,123	$3,071	$3,004
Europe	474	420	1,408	1,267

	1,566	1,543	4,479	4,271

Professional services revenue:
North America	$359	$1,629	$1,787	$4,922
Europe	320	423	970	1,225

	679	2,052	2,757	6,147

Total revenue:
North America	$1,861	$3,363	$7,240	$12,165
Europe	871	1,268	2,337	3,417

	$2,732	$4,631	$12,309	$15,582

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the lines in our Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Revenue:
Software license	18%	22%	41%	33%
Maintenance and support	57%	33%	36%	27%
Professional services	25%	45%	23%	40%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software license	1%	1%	2%	1%
Maintenance and support	14%	7%	10%	7%
Professional services	25%	33%	21%	32%

Total cost of revenue	40%	41%	33%	40%

Gross profit	60%	59%	67%	60%

Operating expense:
Sales and marketing	42%	37%	36%	45%
Product development	44%	27%	32%	26%
General and administrative	26%	25%	18%	25%
Stock-based compensation	11%	4%	5%	5%
Amortization of intangibles	18%	10%	12%	10%
Restructuring and other	57%	9%	16%	8%

Total operating expense	198%	112%	119%	119%
Loss from operations	(138)%	(53)%	(52)%	(59)%
Interest income, net	2%	2%	1%	2%
Other non-operating, net	(1)%	1%	0%	0%

Loss before provision for taxes	(137)%	(50)%	(51)%	(57)%
Provision for taxes	(1)%	(1)%	(1)%	(1)%

Net loss	(138)%	(51)%	(52)%	(58)%

Revenue

Software License Revenue.    Software license revenue decreased by approximately $549,000 or 53% to $487,000 in the three months ended July 31, 2003 from $1 million in the three months ended July 31, 2002. Software license revenue decreased by approximately $91,000, or 2% to $5.1 million for the nine months ended July 31, 2003 from $5.2 million for the nine months ended July 31, 2002. The decrease is mainly attributable to delayed IT spending and overall market conditions. Compared to 2002, we are selling more into our existing customer base and, in many cases, are seeing orders for deployment and production licenses as customers finish applications and need to purchase software for deployment.

Maintenance and Support Revenue.    Maintenance and support revenue for the three months ended July 31, 2003 increased $23,000 compared to revenue for the three months ended July 31, 2002 with revenue for both quarters at approximately $1.5 million. Maintenance and support revenue increased by approximately $208,000, or 5% to $4.5 million for the nine months ended July 31, 2003 from $4.3 million for the nine months ended July 31, 2002. The increase is primarily attributable to continuing maintenance and support agreements on prior license deals plus amounts from new customers.

Professional Services Revenue.    Services revenue decreased by $1.4 million, or 67%, to $679,000 in the three months ended July 31, 2003 from $2.1 million in the three months ended July 31, 2002. Services revenue decreased by $3.4 million, or 55%, to $2.8 million for the nine months ended July 31, 2003 from $6.1 million for the nine months ended July 31, 2002. The decrease in service revenue is primarily due to our higher percentage of sales to existing customers who are becoming more proficient with our products and require less professional services and mentoring to develop new applications. We expect this trend to continue through the end of the fiscal year. Additionally, customers continue to face severe budget constraints and are less willing to outsource development efforts when internal staff is not fully utilized.

Cost of Revenue

Cost of Software License Revenue.    Cost of license revenue consists of royalties paid to third party vendors for use of their product embedded in ours. Cost of software license revenue decreased by $49,000, or 78%, to $14,000 for the three months ended July 31, 2003 from $63,000 for the three months ended July 31, 2002. Cost of software license revenue increased by $31,000, or 18%, to $200,000 for the nine months ended July 31, 2003 from $169,000 for the nine months ended July 31, 2002. The increase for the nine months ended July 31, 2003 was mainly attributable to a $95,000 payment, based on an audit of prior payments, with a vendor for additional third party royalty costs offset by lower costs in the July 2003 quarter due to lower software sales and fewer royalty related sales.

Cost of Maintenance and Support Revenue.    Cost of maintenance and support revenue consists of salaries and allocated overhead for support personnel. Cost of maintenance and support revenue increased by $49,000, or 14%, to $394,000 for the three months ended July 31, 2003 from $345,000 for the three months ended July 31, 2002. Cost of maintenance and support revenue increased by $135,000, or 13%, to $1.2 million for the nine months ended July 31, 2003 from $1 million for the nine months ended July 31, 2002. The increase is a result of increased maintenance and support revenue.

Cost of Professional Services Revenue.    Cost of service revenue consists of salaries and allocated overhead for professional service personnel and payments to third party consultants incurred in providing training and consulting services. Cost of service revenue decreased by $827,000, or 55%, to $682,000 for the three months ended July 31, 2003 from $1.5 million for the three months ended July 31, 2002. Cost of service revenue decreased by $2.4 million, or 48%, to $2.6 million for the nine months ended July 31, 2003 from $4.9 million for the nine months ended July 31, 2002. This decrease was mainly attributable to the decrease in headcount in professional services and a reduction in the use of independent contractors. As of July 31, 2003, we had 19 employees in professional services as compared to 27 employees on July 31, 2002.

Gross Profit

Gross Profit.    Gross profit decreased by $1.1 million or 39%, to $1.6 million in the three months ended July 31, 2003 from $2.7 million in the three months ended July 31, 2002. Gross margins for both periods were comparable at 60% and 59%, respectively. Gross profit for the nine months ended July 31, 2003 was down $1.1 million or 11% compared to the nine months ended July 31, 2002 with gross profit at $8.4 million for the July 2003 period compared to $9.4 million in the July 2002 period. Gross margin was 67% for the nine months ended July 31, 2003 compared to 60% for the nine months ended July 31, 2002. The improvement in margins was primarily due to the increase in higher margin software license revenue and decrease in lower margin professional services revenue as percentages of total sales in the fiscal 2003 period compared to fiscal 2002 period.

Operating Expenses

Sales and Marketing.    Sales and marketing expense consists of salaries, sales commissions, partners’ commissions, travel and entertainment expense, and marketing programs. Sales and marketing expense decreased by $581,000, or 34%, to $1.1 million in the three months ended July 31, 2003 from $1.7 million in the three months ended July 31, 2002. A large portion of this decrease was due to reduced commission expense resulting from the lower sales and a credit of approximately $250,000 due to the settlement of some sales compensation related matters in the UK subsidiary. Sales and marketing expense decreased by $2.7 million, or 38%, to $4.4 million for the nine months ended July 31, 2003 from $7 million for the nine months ended July 31, 2002. These decreases were largely attributable to approximately $1.1 million reduction in salary and benefit expenses for the nine months ended July 31, 2003. In addition, sales and marketing expenses were lower for the nine months ending July 31, 2003 as a result of decreased spending on marketing programs of $437,000 and a decrease of consulting expense of $68,000, offset by additional partner commissions of $174,000. Travel and entertainment was down $248,000 for the nine months ended July 31, 2003 due to less travel as a result of lower headcount and commission expense was down by $369,000 due to lower sales. As of July 31, 2003, we had 25 employees in sales and marketing as compared to 29 employees on July 31, 2002.

Product Development.    Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense was $1.2 million in the three months ended July 31, 2003 and 2002. Product development expense decreased by $196,000, or 5%, to $3.9 million for the nine months ended July 31, 2003 from $4.1 million for the nine months ended July 31, 2002. All software development costs are expensed in the period incurred as they do not meet the requirements for capitalization under SFAS No. 86. As of July 31, 2003, we had 33 employees in product development as compared to 30 employees as of July 31, 2002.

General and Administrative.    General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense decreased by $447,000, or 39%, to $707,000 in the three months ended July 31, 2003 from $1.2 million in the three months ended July 31, 2002. General and administrative expense decreased by $1.7 million, or 43%, to $2.2 million for the nine months ended July 31, 2003 from $3.8 million for the nine months ended July 31, 2002. The decrease was due to a reduction in salary and benefit expense of $381,000 for the nine months ending July 31, 2003 versus the nine months ending July 31, 2002 related to the reduction in the number of general and administrative employees in the first two quarters of 2002. Professional fees and outside labor costs decreased by $378,000 for the nine months ending July 31, 2003 compared to the nine months ended July 31, 2002, as a result of our cost cutting efforts and lower costs for external audit functions. Bad debt expense decreased by $611,000 for the nine months ended July 31, 2003 as a result of our collection efforts and the decrease in our at-risk receivable balance. We had 15 employees in general and administrative as of July 31, 2003 and 2002.

Stock-Based Compensation.    Stock-based compensation expense includes the amortization of unearned employee stock-based compensation for stock options issued, offset by reversals of previously expensed amounts for cancellations of the related options. Employee stock-based compensation expense for stock options is amortized on an accelerated basis (under FIN 28) over the vesting period of the related options, generally 50 months. Stock-based compensation expense also includes expenses for stock granted to consultants and employees in exchange for services. Stock-based compensation expense increased by $90,000, or 44%, to $294,000 for the three months ended July 31, 2003 from $204,000 for the three months ended July 31, 2002. Stock-based compensation expense decreased by $178,000, or 23%, to $588,000 for the nine months ended July 31, 2003 from $766,000 for the nine months ended July 31, 2002. Additional unvested outstanding options will continue to vest over the next 8 months, which will result in additional compensation expense of approximately $89,000 in the aggregate in periods subsequent to July 31, 2003. This future expense will be reduced in the event of related option cancellations for employee terminations.

Amortization of Intangibles.    Intangible assets consist of purchased technology that is being amortized on a straight-line basis over the expected life of three years. Amortization expense increased by $27,000, or 6%, to $500,000 for the three months ended July 31, 2003 from $473,000 for the three months ended July 31, 2002. Amortization expense decreased by $15,000, or 1%, to $1.47 million for the nine months ended July 31, 2003 from $1.49 million for the nine months ended July 31, 2002. The assets will be fully amortized by the end of fiscal 2003.

Restructuring and Other.    Restructuring expense for the three months ended July 31, 2003 was $1.6 million, up $1.1 million or 266%, from $428,000 for the three months ended July 31, 2002. Our restructuring expense this quarter was primarily related to a reduction in our previous estimate of future sublease income for excess space located in our Oakland headquarters as explained in Note 5. Restructuring expense for the nine months ended July 31, 2003 was $2 million, up $655,000, or 50%, from $1.3 million for the nine months ended July 31, 2002. The decrease is primarily due to our restructuring expense for unused office space offset by lower severance related expense.

Interest Income, Net.    Interest income, net, is primarily comprised of interest income from our cash and investments offset by interest paid on our equipment loan and capital lease obligations. We had net interest income of $60,000 for the three months ended July 31, 2003, a decrease of $31,000, or 34%, compared to net interest income of $91,000 for the three months ended July 31, 2002. We had net interest income of $182,000 for the nine months ended July 31, 2003, a decrease of $152,000, or 46%, compared to net interest income of $334,000 for the nine months ended July 31, 2002. The reduction in interest income is primarily due to our reduced cash balance and lower interest rates earned.

Provision for Taxes.    We have incurred operating losses for all periods from inception through July 31, 2003. We have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Tax expenses primarily relate to state and local taxes.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment financing. As of July 31, 2003, we had $15.9 million in cash and cash equivalents and short-term investments, $10.1 million in working capital and $5.0 million in restricted cash. Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments with maturities between 91 days and 365 days. Working capital is current assets less current liabilities. Restricted cash consists primarily of a time deposit held at a major bank that secures an irrevocable letter of credit for the benefit of our landlord in lieu of a cash security deposit.

Net cash used in operating activities was $501,000 and $8.1 million for the nine months ended July 31, 2003 and 2002, respectively. Net cash used in operating activities in each period reflects net losses offset by non-cash expenses, primarily depreciation and amortization and stock-based compensation. Net cash used in operating activities was also impacted by changes in working capital. During the fiscal 2003 period, cash flows from operating activities decreased primarily due to decreases in accounts payable and accrued liabilities and deferred revenue and increased primarily due to decreases in accounts receivable and increases in accrued restructuring and other. During the fiscal 2002 period, cash flows from operations decreased primarily due to decreases in accounts payable and accrued liabilities and accrued restructuring and other and increased primarily due to decreases in accounts receivable.

Net cash provided by investing activities was $27,000 for the first nine months of fiscal 2003 primarily due to the proceeds from sales of restricted cash investments offset by the net purchases of short-term investments. Net cash used in investing activities was $2.3 million for the first nine months of fiscal 2002 primarily due to net purchases of short-term investments.

Net cash used in financing activities was $191,000 for the first nine months of fiscal 2003 primarily due to principal payments on capital lease obligations and long term debt. Net cash provided by financing activities was $823,000 for the first nine months of fiscal 2002 primarily due to the proceeds from the sale of shares held by a former officer.

We believe that our cash and cash equivalents and short-term investments as of July 31, 2003 will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2004 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

Under SOP 97-2, we record revenue from licensing of software products to end-users and system integrators, who use our software to build systems for their customers, when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. For partners, we recognize revenue upon notification of sell-through, provided all other revenue recognition criteria are met. For sales to certain ISV’s, where we receive non-refundable royalty payments and there is no obligation to provide PCS to the partner or the end user, we recognize the license revenue when paid, provided all other revenue recognition criteria are met. When additional fees are paid for PCS, the amounts are deferred and revenue is recognized ratably over the period of the contracts, which is generally twelve months.

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

If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in cumulative translation adjustments. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized in our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included in our statement of operations.

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

Software development costs

Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”). The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. The Company has defined technological feasibility as the establishment of a working model, and typically occurs when the beta testing commences. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

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

Our competitors, such as the ones mentioned herein, also have more extensive customer bases, broader customer relationships and broader industry alliances that they could leverage, thereby establishing relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional service organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings or may introduce new products and enhancements. Furthermore, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If we fail to compete successfully with our competitors, the demand for our products would decrease. Any reduction in demand could lead to loss of market share, a decrease in the price of our products, fewer customer orders, reduced revenues, reduced margins, and increased operating losses. These competitive pressures could seriously harm our business and operating results.

New Versions and Releases of Our Products May Contain Errors or Defects and Result in Loss of Revenue.

The software products we offer are complex and, despite extensive testing and quality control, may have had, and in the future could have errors or defects, especially when we first introduce them. Typically we need to issue corrective releases of our software products to fix any defects or errors. Defects or errors could also cause damage to our reputation, loss of revenues, product returns or order cancellations, reduction in market acceptance of our products, and expose us to litigation. Accordingly, defects or errors particularly if they are more numerous than expected could have a material and adverse effect on our business, results of operations and financial condition.

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

The Price of Our Common Stock is Volatile, and It May Fluctuate Significantly.

The market price of our common stock has fluctuated significantly and has declined sharply since our initial public offering in March 2000. During the period from May 1, 2003 to July 31, 2003, the price of our common stock has ranged from $1.25 on May 5, 2003 to a high of $2.11 on June 5, 2003. On September 2, 2003, the most recent practicable date prior to the filing of this Form 10-Q, the closing price of a share of our common stock on the NASDAQ National Market was $2.66. Our Company’s stock price is affected by a number of factors, some of which are beyond our control, including:

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

Our license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. We typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Since our operating expenses are relatively fixed and are based on anticipated revenue levels, a delay in bookings from even a small number of license transactions could cause significant variations in revenues from quarter to quarter and could cause net income to fall significantly short of anticipated levels. Revenue shortfalls below our expectations could have an immediate and significant adverse effect on our results of operations.

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

Many of our customers subscribe for software support and maintenance services, which we recognize over the term of those support and maintenance agreements. During the first three quarters of fiscal 2003, our maintenance and support revenue accounted for approximately 36% of our total revenue. If a significant portion of those customers chose not to continue subscribing for product support and maintenance, our recurring revenue from those services would be adversely affected, which could harm our business, operating results and financial condition.

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

Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 101. However, the accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. Most recently, in December 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables
(“EITF 00-21”) that sets out criteria for whether revenue on a deliverable can be recognized separately form other deliverables in a multiple deliverable arrangement. While EITF 00-21 is not required to be adopted by the Company until November 1, 2003, the issuance of new interpretations on revenue recognition could lead to unanticipated reductions in recognized revenue. They could also cause significant adjustments to our business practices, which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our results of operations.

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

We Have Incurred Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of July 31, 2003, we had an accumulated deficit of $201.5 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

We cannot predict the level of market acceptance that will be achieved or maintained by our products and services. If either the Internet infrastructure software market in general, or the market for our software or related services in particular, fails to grow or grows more slowly than we anticipate, or if either market fails to accept our products and related services, the source of substantially all of our revenue will be at risk. We expect to continue to derive substantially all of our revenue from and be dependent upon the Versata products and related services in the future. The market for the Versata products and related services is new, rapidly evolving and highly competitive, and we cannot be certain that a viable market for our products will ever develop or be sustained. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products, product enhancements and related services in a timely and cost-effective manner. We expect to continue to commit significant resources to market and further develop our products and related services and to enhance the brand awareness of our software and services.

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

If we fail to add new customers who license our software, our maintenance and support revenue and our professional services revenue will also likely decline. These revenues are derived from fees for professional services and customer support related to our products. The total amount of services and support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a downturn in our software license revenue as occurred this quarter compared to last quarter, or a decline in the percentage of customers who renew their annual support agreements, our maintenance and support revenue and our professional services revenue could further decline.

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

If our efforts to motivate and train our sales and technical personnel are unsuccessful or are not cost-effective, our operating results would be harmed.

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as management changes, performance issues and other internal considerations. In addition, we have recently re-allocated the territories in which our sales force operates. As such, we need to continue to train and motivate our sales and professional services personnel, invest additional resources in our sales efforts and effectively educate our authorized resellers. Our software products and services require a sophisticated sales effort targeted at the senior management and IT departments of our prospective customers. In addition, we believe our products compare well to our competitors’ products in performance and other technical benefits, increasing our need to have well trained, technically savvy sales personnel in order to communicate these advantages to prospective customers. Therefore, we need to continue investing in training our sales and technical personnel on the benefits of our solutions in an effort to improve and motivate our sales force and increase sales. There can be no assurance, however, that these efforts will be successful in achieving positive results in the long term, and such changes and additional investments could significantly increase our sales-related expenses.

If We Lose Key Employees or Cannot Hire Qualified Key Employees, It May Adversely Affect Our Ability to Manage our Business, Develop Our Products and Increase Our Revenues.

We believe our continued growth and success depend to a large extent on the continued service of our senior management and other key employees and the hiring of qualified key employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Members of our senior management team have left Versata over the years for a variety of reasons and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. In general, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees.

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

Foreign Currency Risks.    As of July 31, 2003, Versata had operating subsidiaries located in the United Kingdom, Germany, France, Canada, and Australia. International sales were made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. We do not currently enter into foreign currency hedge transactions. Through July 31, 2003, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Item 4.    Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2003. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of July 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of Versata stockholders held on August 15, 2003 at it’s headquarter office at 300 Lakeside Drive, Suite 1500, Oakland, California (the “Annual Meeting”), the following matters were voted upon:

1.  The following individual was elected to serve as Class I director on our Board of Directors for a term of three years:

Nominee:	For	Withheld
Eugene Wong	6,768,382	48,221

The following additional proposals were considered at the Annual Meeting and were approved by the vote of the stockholders, in accordance with the tabulation shown below.

2.  Approval of an amendment to our Amended and Restated Certificate of Incorporation, as amended, attached to the proxy statement as Annex A, to reduce the number of authorized shares of common stock from 150,000,000 to 25,000,000 and reduce the number of authorized shares of preferred stock from 5,000,000 to 833,333;

For	Against	Abstain	Broker Non-Votes
3,576,891	9,909	21,100	3,208,703

3.  Ratification of the appointment of Grant Thornton LLP as independent accountants of the Company for the fiscal year ending October 31, 2003

For	Against	Abstain
6,800,857	6,074	9,672

Item 6.    Exhibits and Reports on Form 8-K

6(a) Exhibits.

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, , as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6(b) Reports on Form 8-K:

The Company filed a Report on Form 8-K, dated May 20, 2003, announcing appointment of a new member to the board of directors.

The Company filed a Report on Form 8-K, dated May 29, 2003, announcing that Kevin Schick, Vice President of Marketing, resigned with the Company effective June 3, 2003.

The Company filed a Form 8-K on June 5, 2003, with a press release announcing Company’s financial results for the period ended July 31, 2003, and included the unaudited Consolidated Statements of Operations and Comprehensive Loss and Consolidated Balance Sheets for the period ended July 31, 2003.

The Company filed a Report on Form 8-K, dated August 11, 2003, with a press release announcing appointment of Dr. Alan Baratz, as President and CEO of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Versata, Inc. duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2003	/s/ ALAN BARATZ
Alan Baratz President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: September 12, 2003	/s/ JAMES DOEHRMAN
James Doehrman Chief Operating Officer, Chief Financial Officer, Secretary and Executive Vice President (Principal Financial Officer)