Form 10-K
period 2003-10-31
VERSATA INC
filed 2004-01-29
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2003

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 2003, was $5,816,993 based on the last reported sale price of the registrant’s common stock as reported by the NASDAQ National Market for the last trading day prior to that date.

On January 9, 2004, 7,865,143 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2003 annual stockholders’ meeting to be held on June 11, 2004 are incorporated by reference into Part III of this annual report on Form 10-K.

VERSATA, INC.

FORM 10-K

For The Year Ended October 31, 2003

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on the information currently available to our management. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Forward-looking statements in this release include without limitation, statements regarding, Company’s market opportunity; product and marketing strategy; extending the Company’s technology leadership; continuing to grow the Company’s multi-channel distribution network; and leveraging technology alliances.

These statements are based on judgments with respect to, among other things, information available to us, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. Factors that could cause or contribute to these differences include, but are not limited to, any unforeseen technical difficulties related to the Company’s products; elimination or lack of market interest in Company’s current products or services; inability to continue to develop competitive new products and services on a timely basis; introduction of new products or services by major competitors; lack of market acceptance in or interest in Company’s future strategy; and those risks discussed in the sections entitled “Risk Factors That May Affect Future Results” (Item 1) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7). In light of significant uncertainties inherent in forward looking information included in this report on Form 10-K, the inclusion of this information should not be regarded as a representation that our plans and objectives will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

PART I

Item 1.    Business

Overview

Versata, Inc. (Nasdaq: VATA), (“Versata” or the “Company”) was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February, 24, 2000. Versata provides a way for companies to define and manage the logic in their business systems at the business level, rather than at the system code level.

The Company provides solutions for automating and simplifying the building, maintenance and ongoing evolution of large, complex, data-intensive enterprise applications. These applications typically access multiple data sources, incorporate multiple database tables and user interfaces, execute very complex business transactions and support thousands of users. The Versata solution effectively and efficiently replaces time-intensive hand-coding efforts associated with Java 2, Enterprise Edition (“J2EE”) and the Common Object Request Broker Architecture (“CORBA”) with simple, intuitive business rules and graphical process flow specification.

Versata’s primary value proposition and sales focus has consistently been on cheaper and faster application development. While Versata is confident there is a continuing opportunity for its technology in its core market of application development products, it believes that there may be a more strongly differentiated opportunity for the Company in the emerging area of master data management. Master data management concerns the management of highly valuable shared data that is used in support of business processes and transactions throughout the enterprise. Examples of master data would include customer data, product data, pricing data, configuration data, and other data types that vary from one industry to the next. Management of such data requires the specification and enforcement of business rules and business logic that ensure complete, consistent and accurate data across all systems within the enterprise.

Traditional data-management approaches emphasize the creation of information models, but often overlook the business rules that define the management of this information over time, leaving such responsibility to the various applications that produce and consume the shared data. As a result, many organizations find themselves with an increasingly fragmented information landscape, unable to answer such simple questions as “what accounts does this customer hold with us across all of our operating divisions?”. Such segregated master data management problems must be addressed for businesses to quickly comply with important new regulatory initiatives such as the USA PATRIOT Act’s Anti-Money Laundering initiative or the HIPPA Healthcare patient records initiative.

Based on existing customer experience, Versata believes that development of enterprise master data management systems will likely follow the same development process as that used for traditional application development: business analysts define the business rules required to properly operate on and maintain the shared master data; these rules are then used by the programmers to draw models, sketch out pseudo-code, and write programs that are intended to meet the original specifications; these programs are then integrated with the rest of the company’s infrastructure resources and deployed to a production environment. With Versata, the programming step is eliminated: the business analyst specifies the business logic, and that business logic is directly executed by the Versata runtime product, the Versata Logic Server. This simplification enables companies to react faster to business demands by developing data management solutions more efficiently with an enhanced ability to change these solutions as the business needs change.

This new opportunity area will leverage the success that many of Versata’s customers have had, using existing Versata products to provide easily-configurable, rules-based applications that can be continuously adapted to meet changing business conditions and regulatory pressures. Versata’s objective is to establish the Versata Logic Suite, the Company’s family of business logic products, as an adaptable master data management platform. The Company intends to do this by extending its technology leadership, continuing to grow its multi-channel distribution network, and leveraging its technology alliances.

Versata markets its products primarily through a direct sales force in North America and in Europe. The Company also works with a network of consulting and systems integration partners, companies selling pre-packaged software applications, and companies selling software applications over the Internet on a subscription service basis.

Versata also offers comprehensive professional services from training, mentoring, ROI analysis, staff augmentation and project management to complete turnkey solution services, as well as customer support.

Strategy

Versata currently offers a platform that raises the level of abstraction for application development. Over the years, the Company’s many successful customers have repeatedly proven the value of the Versata technology in allowing them to build larger, more complex and better performing applications than they could otherwise have achieved. Quite simply, some of Versata’s customers, such as American Management Systems (AMS), could never have delivered comparable solutions in anywhere near the same timeframe without Versata.

This value of rapid development has been Versata’s primary message since inception. However, there have always been two key components to the value proposition that Versata’s core business rules technology has delivered:

The first is in the area of application construction—specifically, cheaper and faster time to deployment for new application development. Union Bank of California is a great example of a customer that has used the same small team of developers to build more than 25 applications internally, with each application requiring no more than 3 months to develop.

Versata’s second value component is in the area of application configuration and maintenance—specifically, the ability to quickly and easily configure the application at the time of deployment as well as to continuously adapt the application across the enterprise lifecycle. By using Versata as the foundation of the Advantage 3.0 system, AMS has been able to configure this ERP-style packaged application for each new customer in significantly less time than normally associated with such large systems. Similarly, Meridian Health Care Management has used Versata to address key pains in preparing for the unexpected in the context of changing industry practices.

Application Development Value Proposition

Versata believes that there is an ongoing opportunity for the Company in the application development market, particularly as it looks at introducing new platform capabilities like rules auditing that would allow customers to create auditable applications supporting compliance requirements without the need to build specific auditing functionality into their applications. However, Versata believes that the bigger opportunity is related to its ability to deliver solutions that are easily configurable and can be continuously adapted to meet changing business conditions and regulatory pressures, particularly in the area of master data management.

Master Data Management Platform

Versata has a unique opportunity to provide a configurable and adaptable data management foundation. Using business rules and intelligent automation, this foundation can be configured and continuously adapted to implement proprietary company policies, as well as regulatory and compliance requirements. For example, within IBM there are a variety of customer information systems sharing master customer data. IBM has layered a master data management platform across these systems to manage and synchronize the information. The platform, built and continuously adapted with the current Versata product range tracks all changes to the customer data, cross-references to the disparate systems, and maintains an audit history. It affords IBM the ability to meet the rigorous demands of the business and government regulatory compliance requirements.

This data management foundation is what the industry at large, including major players such as SAP, is starting to call master data management. As already noted, master data management is concerned with the management of highly valuable shared data that is used in support of business processes and transactions throughout the enterprise. These systems are owned and implemented by IT organizations that provide crucial data services for the day-to-day operating efficiency of the business. Importantly, much of this master data is subject to regulatory oversight and the management of this data open to auditor scrutiny. Timeliness, accuracy, transparency and adaptability are key dimensions in addressing these requirements.

Versata believes that its rules technology coupled with its existing customer experience gives it a competitive advantage in the area of master data management. As Versata moves forward, the Company intends to enhance its platform product capabilities in support of this new direction. Such enhanced capabilities may include rules auditing in support of compliance, the introduction of “soft constraints” and associated event notification mechanisms in support of data sharing and management, broader XML and Web Services capabilities in support of Service Oriented Architectures and more support for business analysts and compliance officers to directly configure rules in deployed systems without requiring extensive IT involvement.

Versata Solution

Versata believes it has a significant competitive advantage with respect to the development and deployment of complex, data-intensive applications. Our customers continue to realize the following benefits:

Achieve Better Collaboration Between Business and IT Organizations

Our products allow non-programmer, business-domain experts to actively participate in and guide the translation of business requirements into differentiated business software applications and processes. Developers can reduce the time it takes to implement application changes and provide application maintenance, enabling them to elevate their focus to new business demands.

Reduce Operating Costs

Our solution improves operational efficiencies associated with application development and maintenance by enhancing the productivity of a company’s IT resources. First, our product reduces the lines of code that need to be hand-written, debugged, and tested. Second, the applications that are delivered more accurately meet the user requirements, so there are fewer change requests. Third, existing programmers can be easily transitioned from other programming technologies like Visual Basic, PowerBuilder, or COBOL, so that companies can take advantage of the existing business domain knowledge.

Reduce Project Risks

Our solution reduces project risks by taking out the error-prone translation cycles that occur between the business user, business analyst, and the programmer. Rather than translating the requirements, step-by-step, the Versata solution enables the direct execution of the business requirements/logic.

Reduce the Risk of Selecting the Wrong Technology

Versata implements and layers its technology on top of industry standards and allows the migration of business logic to new versions of those standards. This is important because it eliminates the need for application developers to re-write their applications as each edition of the J2EE, Enterprise JavaBeans (“EJB”), or other standard changes. Versata enables companies to invest in designing and managing their business logic without concern for the underlying technology.

Speed Time to Market

Our solutions help companies significantly reduce the time necessary to develop and maintain their applications. In the current rapidly changing economy, early-to-market companies are rewarded with increasing returns on investment. In addition, we believe companies using our solutions can rapidly reduce their application backlog, enabling IT to keep up with the constant demand from the business operations.

As Versata transitions to delivering master data management solutions, the Company expects to provide additional benefits to its customers. While they will continue to enjoy the application development benefits outlined above, new advantages will include the following:

Business Agility and Continuous Adaptability

Versata’s products facilitate rapid response to business challenges, enabling constant innovation of processes and applications to stay in step with business demands and ahead of competition. When changes are required to the management of master data, the Versata approach would allow the data stewards to systematically and rapidly implement those changes by modifying business rules. For example, if a new regulatory requirement is introduced that affects the way in which changes to shared customer account information must be analyzed for potential fraud, the business rules defined in Versata could be quickly and easily changed by data analysts. Additionally, the application user interfaces that support the management of the client master data would be automatically updated to reflect the new business rules. The traditional alternative is for programmers to investigate the current code, first finding, then changing, thousands of lines of hand implemented programming code. These changes must then be exhaustively tested to ensure no errors in translation or unexpected impacts on other parts of the system.

Real-Time Business Management

The Versata platform offers a proven transactional data management capability that stands in strong contrast with traditional batch-oriented approaches. As customers apply Versata to the management of their shared master data, this capability would enable them to increasingly manage their business in “real-time.” In addition, because the business rules are directly executed as stated, without translation by a “human programmer”, users would have more confidence that the master data is accurate and represents a “single source of truth” at all times. This assurance of accuracy would further reduce errors in operating processes and provide important support for tactical decision making.

Ongoing Support and Proof for Compliance Requirements

In addition to implementing a company’s own proprietary policies as business rules, Versata would also be used to implement government or industry mandated compliance regulations stated as business rules. Because these requirements could be entered and managed declaratively as business rules in business domain terms, they could also be directly inspected by auditors, managers, and compliance personnel. Versata’s implementation of these compliance rules would generate audit trails of rule execution that could provide traceability from regulatory requirement to execution proof. Traditional programming approaches would require auditing capabilities to be manually coded by the programmer and updated manually with each change to the system, with the linkage to the original business rules as stated in the requirements being lost in translation.

Products

For organizations building large-scale, transaction-intensive J2EE applications, Versata provides the Versata Logic Suite. The Versata Logic Suite includes the Versata Logic Studio: a proven high-productivity development environment, and the Versata Logic Server: a deployment platform architected for performance and scalability. Unlike any other product on the market, Versata simplifies and accelerates the development of complete, full-function J2EE applications—including presentation-level user interfaces, business logic, persistence models, and workflow processes involving human intervention and/or straight-through processing. In addition, Versata’s proven J2EE deployment platform is specifically architected to meet the rigorous reliability, high-load performance, and scalability demands of today’s business-critical systems.

Versata Logic Suite

Versata Logic Server	The Versata Logic Server (“VLS”) is an application server extension that manages and executes business logic. The VLS has two core engines, the Transaction Logic Engine and the Process Logic Engine.

The first of the logic engines, the Versata Transaction Logic Engine (“TLE”), is at the core of the Versata Logic Server and enables business rules execution for transactional business logic. To advance the use of the J2EE application server, the TLE also includes a J2EE framework to provide the necessary, reusable services such as cross-object navigation, transaction sequencing, event-action synchronization and more. Developers using the TLE can focus on the business functionality of their applications rather than logic sequencing and infrastructure code.

The second of the logic engines, the Versata Process Logic Engine (“PLE”), furthers Versata’s span of logic automation into the realm of business processes. The Versata PLE is the runtime component that enacts business processes, routes work to participants, and provides integration points with external enterprise systems.

Using the Versata Logic Server, with one or both of these core logic engines, companies can deliver systems that are designed for change. Whenever business logic needs to be altered to reflect changing business needs, developers and business analysts make these changes at the business logic level—not the Java coding layer. Changes are then automatically deployed to the Versata Logic Server, reducing the cycle time for making changes from months to days and reducing total cost of ownership by 80% or more.

Versata Logic Studio	The Versata Logic Studio houses the development designers for both the TLE and PLE, as well as presentation designers for HTML, JSP, and Java client interfaces. With these designers, users express business rules and processes with high-level, business-centric syntax and graphical representations.

Supporting Products

Rational Rose Design Adaptor	The Rational Rose Design Adapter allows for greater integration with the Rational Rose modeling environment during development time. The Versata Design Adapter for Rational Rose synchronizes the view of an application’s business objects represented as a UML Class Diagram in Rational Rose with their design/implementation representation in the Versata Logic Studio.

Versata Presentation Designer	The optional Versata Presentation Designer creates complete Java and HTML application clients that easily leverage the definition of Versata Logic Server business components. Through wizards and graphical interfaces, the Versata Presentation Designer specifies form navigation, data dependencies, captions, pop-up choices, and other application properties by simply dropping business objects onto the Versata Presentation Designer’s workspace.

Versata JSP Integration Toolkit	The Versata JSP Integration Toolkit integrates the Versata Logic Suite with JavaServer Pages (“JSP”) technology. The Versata JSP Integration Toolkit is designed for customers who want to access business objects on the Versata Logic Server from JSP-enabled e-commerce applications. The Versata Logic Studio serves as a business rules development environment, the Versata Logic Server serves as a transactional logic engine, and other Web development products serve as page designers and content delivery engines.

Customers

During the year ended October 31, 2003, Versata licensed its products to 56 customers worldwide for use in a wide range of software applications in diverse markets such as financial services, insurance, telecommunications, energy, government, manufacturing, health care, and retail. In fiscal 2003, the Company had 15 new software license customers, including Ahold, Cap Gemini, City of Phoenix, Fairfield Resorts, Merrill Lynch, Thales, and Utility Solutions. In addition, 41 repeat customers purchased additional software licenses from Versata, including Aegis, AMS, Bank of America, Colt Telecom, Fleet Bank, Fidelity National Information Systems (FNIS), TJ Maxx (TJX), IBM, JPMorganChase, Missouri Department of Transportation, Union Bank of California, U.S. Department of Labor and U.S. Bureau of Reclamation.

The following are examples of the use of Versata’s products by selected new and repeat customers during the fiscal year ended October 31, 2003:

•	Aegis Software, Inc., a New York based provider of software solutions to the financial services industry, deployed their high-performance, Java-based “Aetrex” trading platform to several leading banks and brokerages in the U.S. Built using the Versata Logic Suite, Aetrex supports key features required by trading applications, such as real-time trade blotters, messaging and market data feeds. Aetrex also includes embedded support for the Financial Information eXchange (FIX) protocol, a messaging standard that supports the real-time electronic exchange of securities.

•	Meridian Health Care Management, Inc. (MHCM), provides a suite of managed care solutions to the nation’s payers and risk-based provider organizations. This suite, PRIMEridian version 6.0, was developed using the Versata Logic Suite as an integrated IT system to support complex managed care transactions. The flexibility provided by Versata has allowed Meridian Health Care to improve operational efficiencies and reduce costs in the ever-changing healthcare industry.

•	VTG-Lehnkering (VTG), a European logistics company, and subsidiary of Hapag-Lloyd, developed and deployed two solutions based on Versata technology. These solutions, CargoWare and CargoStore, provide comprehensive operational functionality that enables VTG to fully integrate its logistical processes with those of its customers. CargoWare was designed to perform order acquisition, handling, accounting, tracking, tracing, and quality assurance for VTG’s land-based cargo business. CargoStore was designed to manage the distribution of hazardous materials and tightly control the associated internal processes. In addition, both solutions provide functionality for billing and improved cost control.

•	Wirsbo Stålrör, a Swedish subdivision of Rautaruukkii Group, the largest manufacturer of steel products in the Nordic countries, used Versata technology to develop ProWir, a mission critical production planning system for capacity-based order processing, production tracking and traceability. Production at Wirsbo runs 24 hours per day, 7 days a week, and involves 60 to 80 people working each shift. If the ProWir system goes down for more than 15 minutes, the production lines must be shut down. This would cost Wirsbo an estimated $10,000 per hour. Since the system was launched in November 2002, there has been no down time.

For the fiscal year ended October 31, 2003, FINS (formerly Micro General Corporation) accounted for approximately 19% of total Versata revenues and AMS accounted for approximately 14% of total revenues. FINS accounted for approximately 14% of total revenues for the fiscal year ended October 31, 2002. British Telecommunications accounted for approximately 17% of total revenues and FINS accounted for approximately 16% of total revenues for the ten months ended October 31, 2001.

Alliances

IBM

An important element of our sales and marketing strategy is to leverage relationships with key technology and business partners. Our initial strategic marketing, sales and development relationship with IBM provided a single product offering that integrated our software with IBM’s WebSphere® Application Server Advanced Edition on an OEM basis. In September 2000, at our request, we extended our relationship with IBM by entering into a software re-marketing agreement with IBM to allow them to resell some of our products. In September 2001, we further expanded our relationship with IBM by granting IBM the right to resell these products under the Versata brand name through IBM’s Passport Advantage Program, IBM’s volume licensing program. Versata product availability on Passport Advantage eliminates special handling, such as separate contracts with Versata for license maintenance and support. This arrangement has improved Versata’s visibility within IBM and helped increase the volume of software sold through IBM. Our agreement with IBM provides for the current relationship to continue through December 31, 2004. We do not anticipate the renewal of this agreement with IBM as IBM acquired Rational Corporation last year and Rational offers competing products.

ILOG

ILOG, the world’s leading supplier of C++ and Java software components, and Versata have entered into a strategic alliance agreement in 2001 whereby the companies participate in joint marketing and sales activities, as well as provide a level of integration between their products. Specifically, Versata has developed a connector between the Versata Logic Server and ILOG JRules. In turn, ILOG is developing a connector between their ILOG JViews for Workflow product and the Versata Logic Server. This technical collaboration has resulted in a unified platform that supports all types of business logic: transactions, processes, and decisions. However this unified platform uniquely provides improved business management with full visibility from the declarative specification of the business requirements to monitoring and managing the actual transactions, rules, and processes that a govern business. In addition, Versata and ILOG have collaborated on a variety of sales and marketing activities, including seminars, sales events, and exchanged sales leads. The ILOG and Versata strategic alliance agreement automatically renews for one year terms until terminated by either party upon ninety (90) days prior written notice.

MetaMatrix

MetaMatrix, the model-driven information integration pioneer, and Versata entered into a strategic alliance agreement in 2002 whereby the companies participate in joint sales and marketing activities as well as provide a level of integration between their products. Customers who use the MetaMatrix integration technology with Versata’s declarative business logic solution can rapidly integrate multiple sources of data into the Versata business rules management platform, and can capture the metadata across these disparate systems to create a consistent, logical data information model. We believe that when customers combine these two technologies they may not only simplify master data management, but also further reduce maintenance costs. This agile infrastructure will enable companies to adapt quickly to changes in business logic, data sources, technologies and platforms. The MetaMatrix and Versata strategic alliance agreement automatically renews for one year terms until terminated by either party upon ninety (90) days prior written notice.

Future Alliances

As Versata progresses with its solution for master data management, new partnerships and alliances will be needed to augment its product capabilities. Versata is in the process of identifying potential new strategic partnerships to complement its own products and technologies. Prospective partners are likely to come from several different technology sectors, including batch data cleansing; report generation; security systems; and companies delivering vertical solutions in the financial services, manufacturing and telecommunications industries.

Competition

The application development market is intensely competitive, subject to technological changes and significantly affected by new product introductions and other market activities of industry participants. Versata expects the competition in this industry to persist and intensify as the market continues to consolidate. Versata’s primary competition comes from companies developing their software applications internally using traditional programming approaches. The Company also competes with a number of other sources including:

•	Vendors of application server development products and services such as IBM, BEA Systems, and Borland Software Corporation;

•	Vendors of Web services development environments such as IBM, and Borland;

•	Companies that market business application software such as Oracle Corporation, PeopleSoft, and SAP.

Versata has identified the principal competitive factors in our market as:

•	Product functionality and features customized for developing and maintaining complex, data-intensive applications;

•	Ease of application implementation;

•	Performance, scalability and availability;

•	Use of standards-based technology;

•	Ease of integration with customers’ existing legacy data, software applications and middleware computing infrastructure;

•	Quality of professional services offerings;

•	Quality of customer support services;

•	Pricing; and

•	Company reputation.

Although Versata believes that it currently competes favorably with respect to these factors, the market for application development products is rapidly maturing and consolidating. Versata may not be able to maintain its competitive position against current and potential competitors with greater financial, sales, marketing, professional services, technical support, training and other resources. The risks associated with competition are more fully discussed in the “Risk Factors That May Affect Future Results” section contained below.

In contrast, we believe that the master data management arena is an emerging opportunity area with few competitors. However, industry analysts such as Meta Group, Tower Group, and Gartner predict that known industry leaders and several smaller software companies will begin to innovate and deliver master data management offerings. Some of the potential competitors in this market segment will likely include Chordiant, DWL, SAP, Siebel, and Soliton.

Services

An important component of Versata’s overall solution is its ability to provide customers with comprehensive professional services—from training, mentoring, customer support, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Through this comprehensive suite of services, Versata enables its customers to automate e-business software applications without worrying about internal staffing constraints. Versata’s services organization consists of staff consultants and technical support personnel. The Company can also engage a variety of System Integration partners and independent contractors to augment its service offerings.

Consulting Services

Versata consulting services offers insight into the realities of complex transaction and process-based business application development. The Company’s services include system architecture, data modeling, system design, software application development, testing, configuration, installation, quality assurance, risk assessment and performance tuning. Versata also provides project management services to assist customers in developing and deploying large enterprise applications with multiple data sources, multiple database tables, and multiple user interfaces. The Company also offers complete turnkey services whereby Versata professionals and consulting partners can deliver complete customized solutions. These services can be provided at customers’ sites as well as via remote electronic connection, offering a balance between personal interaction and speed of responsiveness.

Training Services

Versata offers its customers introductory and advanced training in the use of its products. These training services are offered in several geographic locations, either as standard public training classes located throughout the U.S. and Europe or on-site private training classes. Versata prices these services per course or on a per day basis.

Customer Support

Versata believes that a high level of customer service and support is essential to its success. The Company offers a range of customer support services including (i) business hour telephone and e-mail support from its Oakland, Australia, Germany and United Kingdom facilities, (ii) 24-hour-a-day/seven-day-a-week production system support and (iii) on-site support on request. Versata also provides customers with access to a developer knowledge base, discussion groups and other repositories of information regarding its products. The Company’s customers typically purchase annual customer support contracts at prices dependent upon their desired level of customer service.

Services Partners

In addition to Versata’s internal services organization, the Company has relationships with resellers, professional service organizations and global system integrators that offer consulting, training and customer support services. These service partners include IBM Global Services, Online Business Systems, and Cap Gemini Ernst and Young. Versata’s service partners are encouraged to attend and complete a series of Versata training courses.

Sales and Marketing

Sales

Versata sells its products through a multi-channel distribution model, which includes both direct and indirect channel sales. As of December 31, 2003, Versata’s sales organization consisted of 15 professionals throughout North America and Europe. The Company’s sales teams typically include a sales representative and a solutions architect that are supported by a regional service manager. As of December 31, 2003, Versata had 5 quota-carrying sales teams.

Versata utilizes sales teams consisting of both sales and technical professionals to create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential customer. The Company’s sales model can include a proof of concept and/or an ROI approach to winning competitive sales opportunities. In many of these competitive situations, the tangible results of Versata’s proof of concept and/or ROI analyses substantiate the time-to-market advantages, ability to support business flexibility and ease of use characteristics of the Versata solution.

Versata complements its direct sales force with channel sales through various types of relationships that either sell, or help sell, products and services. These relationships include:

•	IBM. As previously noted, IBM has the right to resell some of our products under the Versata brand name through IBM’s Passport Advantage Program, IBM’s volume licensing program. Versata product availability on Passport Advantage eliminates special handling, such as separate contracts with Versata for license maintenance and support.

•	System Integration Partners. Versata’s system integration partners include companies that custom develop and integrate software applications, including global system integrators as well as regional consulting partners. These partners refer Versata’s products to new and existing customers and then typically provide consulting and system integration services. Some of our Systems integraton partners include Advanced Logics, Aidera Consulting, IBM Global Services, Online Business Systems, Cap Gemini Ernst and Young, Logica, KPMG, and Lockheed Martin Services. In 2004, Versata intends to further leverage its relationship with system integration partners consistent with our new direction.

•	Independent Software Vendors (“ISVs”). ISV’s use Versata’s technology to create and resell their pre-packaged software applications to end-users. Versata typically receives a royalty from these partners for every sell-through application that integrates the Versata products. Some of these partners included System and Computer Technology Corporation, JPMorganChase and Company, Active-Logistics, AMS, Tradepoint Systems, Fiserv and Ametras.

•	International Distributors. Versata’s international distributors resell our software products to companies in Europe and the Middle East.

Marketing

Versata supports its sales efforts through a variety of marketing initiatives implemented through both our corporate headquarters and our regional offices. The Company’s marketing organization, which consisted of 5 employees as of December 31, 2003, focuses on creating market awareness for Versata’s solutions; generating sales leads; forming relationships with leading technology companies; promoting leadership in the areas of application development and master data management; and educating industry analysts about our solutions. Versata conducts a variety of marketing initiatives worldwide to educate its target market. The Company has engaged in marketing activities such as business seminars, trade shows, press relations, industry analyst programs, ongoing public relations, advisory councils, direct mailings and telemarketing, managing and maintaining its corporate Website, and producing and distributing sales support materials. Versata’s marketing organization also serves an integral role in acquiring, organizing and prioritizing customer and industry feedback in order to help provide product direction to its development organizations. Versata formalized this customer-driven approach by establishing advisory council meetings to provide forums for discussing customer needs and requirements. Advisory council meetings provide a useful forum in which to share information, test product concepts and collect data on customer and industry needs. Versata intends to continue to pursue these programs in the future.

Product Development

Design & Engineering

Most of the Versata’s software products are developed internally. The Company also licenses software technology from third parties. Internal development enables Versata to maintain closer technical control over the products and gives it the freedom to designate which modifications and enhancements are most important and when they should be implemented. Product documentation is also created internally. Versata believes that a crucial factor in the success of a new product is getting it to market quickly without compromising product quality. Before releasing new software, the product undergoes extensive quality assurance and testing.

Product Ports and Quality Assurance

In November of 2003, Versata established a relationship with Virtusa Corporation, a US-based premier software engineering services firm, which also has advanced technology centers in India and Sri Lanka. For the next two years (and possibly beyond), Versata has retained Virtusa to provide Versata with engineering services including platform port development, quality assurance, and maintenance. Versata will retain responsibility for product vision, strategy, architecture, design and reference implementation, enabling it to more aggressively drive product innovation and rapidly deliver the next round of capabilities in support of our new strategy.

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

International Operations

We have established international subsidiaries including entities located in Australia, Canada, France, Germany, and the United Kingdom.

Employees

As of December 31, 2003, we had 79 active employees and 24 contractors. Of these individuals, 20 employees and contractors were in sales and marketing, 39 employees and contractors were in product development, 16 employees were in professional services, 9 employees were in customer support, and 19 employees and contractors were in finance and administration. Our employees are not represented by any collective bargaining unit, and we believe our relations with employees are satisfactory.

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

We have limited working capital and may experience difficulty in obtaining needed funding, which may limit our ability to effectively pursue our business strategies.

As of October 31, 2003, we had $13.8 million in cash and short-term investments, and working capital of approximately $7.8 million. To date, we have not achieved profitability or positive cash flow on a sustained basis. Although we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient. Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources, potentially to a serious degree. We may find it necessary to obtain additional equity or debt financing in fiscal 2004 or beyond. If we require additional external funding, there can be no assurance that we will be able to obtain it on a timely basis if at all, or, if available, on terms acceptable to us. Moreover, additional financing will cause dilution to existing stockholders. If we cannot secure adequate financing sources on a timely basis, then we would be required, at a minimum, to reduce our operating expenses, which would restrict our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels.

Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods.

Our operating results have varied and may continue to vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive certain recurring revenues on royalty-based license agreements and also from deferred maintenance and support fees, a significant amount of license fees in any quarter is dependent on the execution of new license sales in a particular quarter. Our professional services revenue in any quarter is substantially dependent on our license revenue. Services are normally purchased in conjunction with software, although it is not a requirement. Should our license revenues decrease, there will be a reduced market for our services. Any revenue shortfall in services could have an immediate and significant adverse effect on our results of operations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed; our operating results would be adversely affected for that period. In addition, unplanned expenses such as; increase in salaries, third party software rates, restructuring assumptions, and cost of software development, could adversely affect operating results for the period in which such expenses were incurred.

We Have Incurred Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. In addition, we have entered into various sublease agreements. If income from these subleases is not received in accordance with the underlying contractual obligations this will have an adverse impact on our financial operations. If we fail to collect amounts due from subleases under contractual arrangements or one of our sublessees does not renew their sublease for periods anticipated in our assumptions, this will have an adverse effect on our operating results and projected cash flow. As of October 31, 2003, we had an accumulated deficit of $206.1 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

Weakening of World Wide Economic Conditions Realized in the Internet Infrastructure Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates.

The revenue growth of our business depends on the overall demand for computer software, particularly in the product segments in which we compete. Any further slowdown of the worldwide economy affects the buying decision of corporate customers, such as it has in the recent years. Because our sales are primarily to Global 2000 customers, our business also depends on general economic and business conditions. A reduction in demand for computer software, caused by a weakening of the economy, such as occurred in fiscal 2001, 2002 and 2003, or otherwise, may result in continued decreased revenues or lower revenue growth rates.

Entering Into New or Developing Markets May Also Result in Decreased Revenues or Lower Revenue Growth Rates

As we focus on the new market opportunity in master data management, we may be competing with large, established suppliers and/or systems integrators as well as start-up companies. Some of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Since the master data management market is relatively new, we believe that success in developing and selling master data management products will require us to devote appropriate efforts to develop the strong sales, marketing and development skills required to address new target markets. These efforts may increase our operating costs and, if we fail to timely generate revenue from the master data management business, our working capital and operating results could be adversely affected. There can be no assurance that our efforts to pursue the master data management business will be successful or will not adversely affect our financial condition or results of operations, particularly in the near term.

If We Do Not Effectively Compete With New and Existing Competitors, Our Revenues and Operating Margins Will Decline.

The Internet infrastructure software market in general, and the market for our software and related services in particular, are new, rapidly evolving and highly competitive. We expect the competition in this industry to persist and intensify as the market continues to consolidate. Many of our competitors, including but not limited to IBM, BEA Systems, Inc., Microsoft, Oracle, and Sun Microsystems have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors, such as the ones mentioned herein; also have more extensive customer bases, broader customer relationships and broader industry alliances that they could leverage, thereby establishing relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional service organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings or may introduce new products and enhancements. Furthermore, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If we fail to compete successfully with our competitors, the demand for our products would decrease. Any reduction in demand could lead to loss of market share, a decrease in the price of our products, fewer customer orders, reduced revenues, reduced margins, and increased operating losses. These competitive pressures could seriously harm our business and operating results.

If We Do Not Develop and Enhance New and Existing Products to Keep Pace With Technological, Market and Industry Changes, Our Revenues May Decline.

The markets for our products are characterized by rapid technological advances in software development, evolving standards in software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain our competitive position, we must:

•	Enhance and improve existing products and continue to introduce new products that keep pace with technological developments, such as the new master data management products;

•	Satisfy increasingly sophisticated customer requirements; and

•	Achieve market acceptance.

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

Our Failure to Accurately Forecast Sales May Lead to a Disappointment of Market Expectations.

Our Company uses a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself such as occurred in the past could cause our Company to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, the current slowdown in the economy is causing purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

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

In the past, our Company’s common stock has not consistently maintained a minimum bid price of $1.00 and our market value of publicly held shares has periodically dropped below the $5 million requirement for numerous trading days.

If we are unable to maintain our compliance with the NASDAQ National Market listing requirements, and any appeal we file as a result of a notice of noncompliance receives an unfavorable determination by NASD our common stock would be removed from listing on the NASDAQ National Market that could have a material adverse effect on us and on the price of our common stock.

We May Have to Delay Recognizing License or Service Related Revenue for a Significant Period, Which Could Negatively Impact Our Results of Operations.

Although we typically enter into standard license agreements and time-and-materials services agreements, we may occasionally have to delay recognizing license or service revenue for a significant period of time for a variety of types of transactions, including:

•	Transactions which require specified future deliverables not covered by maintenance and support arrangements;

•	Transactions that involved significant production, modification or customization;

•	Transactions that contain customer acceptance clauses, cancellation/exchange rights, or refund rights;

•	Transactions that involve certain customer financing arrangements;

•	Transactions that involve extended payment terms or payments based on milestones;

•	Transactions that do not support current established pricing of training, professional services, maintenance and support, or other typical undelivered elements in an arrangement;

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

Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 104. However, the accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices, which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our results of operations.

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

If we fail to add new customers who license our products, our services revenue will also likely decline. Our service revenue is derived from fees for professional services and customer support related to our products. The total amount of services and support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a further downturn in our software license revenue such as it occurred during fiscal 2003, 2002 and fiscal 2001, or a decline in the percentage of customers who renew their annual support agreements, our services revenue could become flat or further decline.

Our Failure to Maintain Ongoing Sales Through Distribution Channels Will Result in Lower Revenues.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as Independent Software Vendors (“ISVs”), systems integrators and independent consultants, application service providers (“ASPs”) and resellers, particularly IBM. Our agreement with IBM provides for our current relationship to continue through December 31, 2004. We do not anticipate the renewal of this agreement with IBM as IBM acquired Rational Corporation last year and Rational offers competing products. Our ability to achieve revenue growth in the future will depend in part on our success in making our direct sales force more efficient and in further establishing and expanding relationships with distributors, ASPs, ISVs, Original Equipment Manufacturers (“OEMs”) and systems integrators. We intend to seek distribution arrangements with additional ISVs to embed our solutions in their products. It is possible that we will not be able to increase the efficiency of our direct sales force or other distribution channels, or secure license agreements with additional ISVs on commercially reasonable terms. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

We believe our continued growth and success depends to a large extent on the continued service of our senior management and other key employees and the hiring of key qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Members of our senior management team have left Versata over the years for a variety of reasons and we cannot assure you that there will not be additional departures. Any changes in management can be disruptive to our operations. In general, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees.

If We Are Unable To Reach an Agreement With Our Landlord on our Headquarters’ Lease Renegotiations, and Fail to Cure Any Defaults Under the Lease, Any Legal Action Taken Against Us By the Landlord Could Harm Our Financial Condition and Operating Results.

Versata is seeking to renegotiate its headquarters lease in Oakland, California with its landlord. As of the filing date of this annual report, we have not made our January lease payment and the landlord has not given us any default notices. If we are unable to reach an agreement, the landlord could serve us with a default notice. Following receipt of any default notice, and if we fail to cure within applicable notice and cure periods, the landlord could elect to draw down on our letter of credit security deposit, terminate the lease, evict us and sue us for damages. Such actions taken against us by the Landlord could harm our financial condition and operating results.

Item 2.    Properties

Our principal executive and administrative offices are located in approximately 74,000 square feet of office space in Oakland, California, and we have subleased approximately 37,000 square feet of this space, approximately 24,000 of which is subleased for the remaining term of our lease. Our lease expires in August 2008. Our monthly net lease payments on the Oakland facility are approximately $200,000, which includes approximately $104,000 for currently excess space we are actively seeking to sublease. We also maintain leased offices or “executive suites” in Hamburg, Frankfurt, Neuss, London, Melbourne, and Paris. Versata is seeking to renegotiate its headquarters lease in Oakland, California with its landlord. As of the filing date of this annual report, we have not made our January lease payment and the landlord has not given us any default notices. If we are unable to reach an agreement, the landlord could serve us with a default notice. Following receipt of any default notice, and if we fail to cure within applicable notice and cure periods, the landlord could elect to draw down on our letter of credit security deposit, terminate the lease, evict us and sue us for damages.

Item 3.    Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued Orders of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were all initially filed in 2001. Pursuant to the terms of the settlement, Versata’s directors and officers insurers paid $9.75 million, Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. The shares of common stock have a $3.50 per share put option exercisable for 20 trading days commencing one year after distribution; however, the put shall expire should our stock trade above $3.50 per share for 15 trading days during the one year period following distribution. Distribution is scheduled to occur in January 2004. As of October 31, 2003 and 2002, we had accrued $700,000 for this liability in accrued restructuring and other in the accompanying financial statements.

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

	High	Low
Year Ended October 31, 2003:
First Quarter	$1.25	$0.81
Second Quarter	1.30	0.65
Third Quarter	2.34	1.15
Fourth Quarter	2.87	1.80

	High	Low
Year Ended October 31, 2002:
First Quarter	$6.48	$1.80
Second Quarter	5.46	2.10
Third Quarter	2.52	0.55
Fourth Quarter	1.78	0.95

We believe that a number of factors may cause the market price of our common stock to fluctuate. See “Item 1. Business—Risk Factors That May Affect Future Results”. As of January 9, 2004, there were 415 holders of record of our common stock.

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

(c)  Securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance
	A	B	C
Equity compensation plans approved by security holders	953,361	$13.07	210,846
Equity compensation plans not approved by security holders	450,000	1.95	350,000

Total	1,403,361	$9.51	560,846

(d) Recent Sales of Unregistered Securities

None.

Item 6.    Selected Financial Data

	Year Ended October 31,				Ten Months Ended October 31, 2001(a)		Year Ended December 31,
	2003		2002				2000	1999
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$15,262	(b)	$20,160	(b)	$30,141		$56,608	$12,582

Loss from operations	(10,808	)(c)	(11,495	)(c)	(64,317	)(d)	(72,903)	(21,496)
Net loss	(10,776)		(11,195)		(62,876)		(67,901)	(21,800)
Basic and diluted net loss per share	$(1.45)		$(1.58)		$(9.38)		$(12.39)	$(55.07)

	Year Ended October 31,						Year Ended December 31,
	2003		2002		2001		2000	1999
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$8,089		$12,287		$21,871		$39,272	$20,655
Short-term investments	5,693		4,478		3,036		29,926	—
Working capital	7,775		11,593		17,265	(e)	57,958	16,215
Total assets	23,120		32,356		45,782		119,839	33,660
Total long-term liabilities	4,939		2,911		4,291	(e)	218	320
Stockholders’ equity	9,846		19,936		28,790		87,545	19,418

(a)	In December 2001, we changed our fiscal year-end from December 31 to October 31.
(b)	Revenue decreased in fiscal years 2002 and 2003 due to decreased IT spending, overall economic and market conditions as well as our focus on expense management.
(c)	Loss from operations for fiscal years 2003 and 2002 includes restructuring and other related expenses of $3.7 million and $1.9 million, respectively.
(d)	Loss from operations for the ten months ended October 31, 2001 reflects restructuring and other expenses of $19.7 million and an intangible and goodwill impairment charge of $4.1 million.
(e)	Working capital and total long-term liabilities as of October 31, 2001 reflect $2.4 million of deferred revenue reclassified from current liabilities to long-term liabilities.

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

In November 2003, Versata streamlined its operations to improve cash flow and increase the company’s overall performance. A key component of the initiative included a services agreement with Virtusa Corporation, a US-based premier software engineering services firm, which also has advanced technology centers in India and Sri Lanka. For the next two years, Versata has retained Virtusa to provide Versata with engineering services including platform port development, quality assurance, and maintenance. Versata will retain responsibility for product vision, strategy, architecture, design and reference implementation, enabling it to more aggressively drive product innovation and rapidly deliver the next round of capabilities in support of its new strategy.

On December 31, 2001, Versata announced a change in its fiscal year end from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001.

We derive our revenue from the sale of software product licenses and from related services. Our software is generally priced on a per central processing unit (“CPU”) basis. Sales of software licenses typically include revenue associated with product maintenance which provides the customer with unspecified software upgrades over a specified term, typically one year. Maintenance and support revenue consists of fees relating to the provision of customer support as well as product updates and upgrades. Professional services revenue includes consulting, training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Customers typically purchase professional services from us for specialized training and mentoring activities directed at optimizing the customer’s use of our software product. Professional services are generally sold on a time-and-materials basis. Maintenance and customer support is priced based on the particular level of support chosen by the customer and the number of CPU’s in operation.

We market our products and services through our direct sales force, international distributors, consulting and system integration partners, companies that sell pre-packaged software applications and companies that custom develop and integrate software applications.

Our revenues to date have been derived predominantly from customers in North America. Net revenues from international sales represented 27%, 23%, and 30%, of our total revenue for the years ended October 31, 2003, and 2002, and the ten months ended October 31, 2001.

Our cost of software license revenue consists of royalty payments to third parties for technology incorporated into our products, the cost of manuals and product documentation, as well as electronic delivery costs. Our cost of maintenance and support revenue consists of salaries, other employee related costs and general office costs incurred in providing customer maintenance and support. Our cost of professional services revenue consists of salaries and other employee related costs, travel, and payments to third party consultants incurred in providing training, and consulting services. Cost of professional services revenue as a percentage of professional services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred as such costs have not met the criteria for capitalization under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS 86”). Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $206.1 million as of October 31, 2003 and $195.3 million as of October 31, 2002.

For the year ended October 31, 2003 certain adjustments, not materially affecting the net loss, working capital or earnings per share calculations, were made to the consolidated financial statements after the press release was issued and before the conclusion of our financial statement audit.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We derive revenue from three sources as follows: (i) sale of software licenses to end users, value added resellers (“VAR’s”), distributors, system integrators and independent software vendors (“ISV’s”); (ii) maintenance and support which consist of post-contract customer support (“PCS”); and (iii) professional services which include consulting and training. We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. Under SOP 97-2, we record revenue from licensing of software products to end-users and system integrators, who use our software to build systems for their customers, when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. For VAR’s and distributors, we recognize revenue upon notification of sell-through, provided all other revenue recognition criteria are met. For sales to certain ISV’s, where we receive non-refundable royalty payments, we defer the fair value of PCS related to the arrangement and recognize the remainder as license revenue, when paid, provided all other revenue recognition criteria are met. Generally, we provide payment terms that range from thirty to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate in the agreement for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. We recognize revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, we recognize revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage- of-completion method of contract accounting. The portion of fees related to either products delivered or services rendered which are not due under our Company’s standard payment terms are reflected in deferred revenue and in unbilled receivables.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Determining Functional Currencies for the Purpose of Consolidation

We have several foreign subsidiaries, which together account for approximately 27% of our net revenues for the year ended October 31, 2003, and 5% of our assets and 14% of our total liabilities as of October 31, 2003.

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

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro, the Indian Rupee, and Australian and Canadian dollars. Any future translation gains or losses could be significantly higher than those noted in each of these periods. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in our statement of operations.

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

Stock-based Compensation

Our Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our Company’s common stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. Our Company accounts for equity instruments issued to non-employees in accordance with the provisions of

SFAS 123 and Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure. If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

Information concerning the impact on our operating results of using the alternative of SFAS 123 is included below in Note 3 of the “Notes to Consolidated Financial Statements”. In the event the Company must adopt the provisions of FAS 123, stock-based compensation charges will increase our operating expense.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of Versata expressed as a percentage of total revenues:

	Year Ended October 31,		Ten Months Ended October 31, 2001
	2003	2002
Revenue:
Software license	38.3%	32.8%	33.4%
Maintenance and Support	38.1	28.6	17.5
Professional Services	23.6	38.6	49.1

Total revenue	100.0	100.0	100.0

Cost of revenue:
Software license	1.4	1.0	0.7
Maintenance and Support	10.7	7.2	8.2
Professional Services	22.1	31.2	52.6

Total cost of revenue	34.2	39.4	61.5

Gross profit	65.8	60.6	38.5

Operating expense:
Sales and marketing	36.4	43.1	87.9
Product development	34.7	27.4	29.2
General and administrative	22.5	22.9	35.1
Stock-based compensation	5.6	5.2	5.5
Amortization of intangibles	12.9	9.7	15.4
Intangible and goodwill impairment charge	—	—	13.5
Restructuring and other expenses	24.5	9.3	65.3

Total operating expense	136.6	117.6	251.9

Loss from operations	(70.8)	(57.0)	(213.4)
Interest income	1.7	2.4	6.1
Interest expense	(0.2)	(0.3)	(0.2)
Other non-operating, net	(1.3)	(0.6)	(1.1)

Net loss	(70.6)%	(55.5)%	(208.6)%

Year Ended October 31, 2003 Compared to Year Ended October 31, 2002

Revenue

Total Revenue.    Total revenue consists of software license revenue, maintenance and support, and professional services revenue. Total revenue decreased by $4.9 million or 24% from $20.2 million in 2002 to $15.3 million in 2003. This decrease was attributable to the continued decline in spending on new information technology (IT) infrastructure projects, general competitive pressures, and overall market and economic conditions. In addition, during fiscal 2003 management attention was largely focused on sales to existing customers and expense reductions, not on generating sales to new customers.

Software License Revenue.    Software license revenue decreased by $800,000 or 12% from $6.6 million in 2002 to $5.8 million in 2003. Domestic operations accounted for 84% of license revenues in 2003 compared to 82% in 2002. As a percentage of total revenue, license revenues accounted for 39% of total revenues in 2003 compared to 33% in 2002. License sales slowed in fiscal 2003 as management worked on expense management and improving satisfaction within our existing customer base. In addition, license sales suffered from a general decline in spending on large-scale IT infrastructure projects and general competitive pressures.

Maintenance and Support Revenue.    Maintenance and support revenue consists of revenue associated with providing customer support and product upgrades and updates. Maintenance and support revenue was $5.8 million for both 2002 and 2003. These revenues are derived from new maintenance and support contracts and the renewal of existing maintenance and support contracts. Such revenue is recognized ratably over time periods of at least one year and therefore tends to result in more stable revenue amounts from year-to-year. Maintenance and support revenue was essentially the same for both our domestic and international operations in 2002 and 2003. As a percentage of total revenue, maintenance and support revenue accounted for 38% of total revenues in 2003 and 29% in 2002.

Professional Services Revenue.    Professional services revenue consists of revenue associated with providing technical consulting and training services. Professional services revenue decreased by $4.2 million or 54% from $7.8 million in 2002 to $3.6 million in 2003. As a percentage of total revenue, professional services revenue accounted for 24% of total revenues in 2003 and 39% in 2002. This decrease was related to our customers increasing use of in-house project management, our focus on sales to existing customers, and general competitive pressures.

Cost of Revenue

Total Cost of Revenue.    Total cost of revenue consists of cost of software license revenue, cost of maintenance and support revenue and cost of professional service revenue. Total cost of revenue decreased by $2.7 million or 34% from $7.9 million in 2002 to $5.2 million in 2003. This decrease in cost of revenue primarily reflects the reduction in cost of professional services revenue in 2003 as compared to 2002.

Cost of Software License Revenue.    Cost of software license revenue consists of royalty payments to third parties for technology incorporated into our product, as well as electronic distribution costs. Cost of software license revenue remained constant at approximately $200,000 in 2002 and 2003. Third party royalties increased slightly in 2003 offsetting a marginal decrease in costs of packaging and distribution.

Cost of Maintenance and Support Revenue.    Cost of maintenance and support revenue consists of salaries, other employee related costs and general office costs incurred in providing customer maintenance. Cost of maintenance and support revenue increased by $183,000 or 13% from $1.5 million in 2002 to $1.6 million in 2003. This increase was principally related to increased salaries and other employee related expenses.

Cost of Professional Services Revenue.    Cost of professional services revenue consists of salaries and other employee related costs, travel, and payments to third party consultants incurred in providing training, and consulting services. Cost of professional services revenue decreased by $2.9 million or 46% from $6.3 million in 2002 to $3.4 million in 2003. This decrease was principally related to decreased salaries and other employee related expenses as well as third-party professional consulting fees. The number of employees decreased by 26 from 45 at the beginning of 2002 to 19 at the end of 2003.

Gross Profit

Gross Profit.    Gross profit decreased by $2.2 million or 18% from $12.2 million in 2002 to $10.0 million in 2003. As a percentage of total revenue gross margin increased to 66% in 2003 from 61% in 2002. This increase was principally related to the expense management initiatives taken to reduce professional service cost of revenue.

Operating Expenses

Operating Expenses.    Operating expenses decreased by $2.8 million or 12% from $23.7 million in 2002 to $20.9 million in 2003. The majority of expense reductions related to sales and marketing and general and administrative costs, offset by increased restructuring costs. As a percentage of revenue, operating costs increased to 137% in 2003 compared to 118% in 2002, reflecting the lower revenues in 2003.

Sales and Marketing.    Sales and marketing expenses consist of salaries, commissions, sales offices, travel and entertainment expense and marketing programs. Sales and marketing expenses decreased by $3.1 million or 36% from $8.7 million in 2002 to $5.6 million in 2003. This decrease was primarily attributable to reductions in personnel and related expenses, marketing program costs, commissions and travel and entertainment expenses. The number of employees decreased by 24 from 51 at the beginning of 2002 to 27 at the end of 2003.

Product Development.    Product development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $200,000 or 4% from $5.5 million in 2002 to $5.3 million in 2003. Employee costs were similar in both years reflecting the reductions in staff made in the first two quarters for fiscal 2002. The number of employees decreased by 18 from 52 at the beginning of 2002 to 34 at the end of 2003.

General and Administrative.    General and administrative expenses consist of salaries for executive, finance and administrative personnel, information systems costs and allowance for doubtful accounts. General and administrative expenses decreased by $1.2 million or 26% from $4.6 million in 2002 to $3.4 million in 2003. This decrease was primarily attributable to reductions in accounting and legal expenses, bad debt provisions, and reduction in personnel and related expenses. The number of employees decreased by 12 from 28 at the beginning of 2002 to 16 at the end of 2003.

Stock-Based Compensation.    Stock-based compensation expense includes the amortization of earned and unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Unearned employee stock-based compensation expenses are amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Earned employee stock-based compensation is expensed at the time the stock is issued. We incurred a non-cash charge of $856,000 in 2003 as compared to $1.0 million in 2002. The decrease relates primarily to the cancellation of unvested options for terminated employees, offset by earned stock based compensation expense of $571,000 in 2003. As of October 31, 2003 unamortized stock based compensation totaled $45,000. This expense will be incurred in the year ending October 31, 2004 subject to any unvested option cancellations for future employee terminations.

Amortization of Intangibles.    We incurred non-cash charges of $2.0 million in 2003 and 2002 for the amortization of intangibles. As of October 31, 2003 the unamortized balance of intangibles totaled $2,000. This balance will be amortized in the year ending October 31, 2004.

Restructuring and Other Expenses.    Restructuring and other expenses consist primarily of expenses relating to excess office facilities, and reductions in personnel. We incurred restructuring and other expenses of $3.7 million in 2003 and $1.9 million in 2002. This increase related principally to the provision of reserves on our leased premises in Oakland, California.

Interest Income.    Interest income is primarily comprised of interest income from our cash balances and investments. We had interest income of $266,000 in 2003, compared to interest income of $483,000 in 2002. This decrease was principally related to lower cash and investment balances and a general reduction in interest rates.

Interest Expense.    Interest expense is primarily comprised of interest paid on our equipment loan and capital lease obligations. We had interest expense of $33,000 in 2003, compared to interest expense of $63,000 in 2002.

Year Ended October 31, 2002 Compared to Ten Months Ended October 31, 2001

On December 31, 2001, we announced a change in our fiscal year from December 31 to October 31. The change was effective for the ten-month period ended October 31, 2001. The comparisons in the comments below are comparing the year ended October 31, 2002 to the ten months ended October 31, 2001.

Revenue

Total Revenue.    Total revenue consists of software license revenue, maintenance and support, and professional services revenue. Total revenue for the year ended October 31, 2002 decreased by $9.9 million, or 33%, to $20.2 million compared to $30.1 million for the ten months ended October 31, 2001. This decrease was principally attributable to decreased Information Technology (IT) spending and overall economic and market conditions. As a percentage of total revenue, software license revenue was 33% for the year ended October 31, 2002 and 33% for the ten months ended October 31, 2001, while total services revenue was 67% and 67%, respectively.

Software License Revenue.    Software license revenue decreased by $3.4 million, or 34%, from $10.1 million in the ten months ended October 31, 2001 to $6.6 million for the year ended October 31, 2002. License revenue from international sales decreased by $3.4 million or approximately 74% to $1.2 million for the year ended October 31, 2002 compared to $4.6 million for the ten months ended October 31, 2001. The decreases domestically and internationally were primarily attributable to decreased IT spending and overall economic and market conditions.

Maintenance and Support Revenue.    Maintenance and support revenue increased by $506,000, or 10%, from $5.3 million in the ten months ended October 31, 2001 to $5.8 million for the year ended October 31, 2002. This increase was primarily attributable to the renewal of maintenance and support contracts in 2002. Revenue in both our international and domestic markets increased in 2002 as compared to 2001.

Professional Services Revenue.    Professional services revenue decreased by $7.0 million, or 47%, from $14.8 million in the ten months ended October 31, 2001 to $7.8 million for the year ended October 31, 2002. The level of our new software sales and the ongoing economic and market conditions has impacted our professional services revenue. Finally, we have increased software sales to our existing customer base, which tends to produce fewer service engagements as the customer’s staff is usually trained to complete new projects.

Cost of Revenue

Total Cost of Revenue.    Total cost of revenue consists of cost of software license revenue, cost of maintenance and support revenue and cost of professional service revenue. Total cost of revenue decreased by $10.6 million, or 57%, from $18.5 million for the ten months ended October 31, 2001 to $7.9 million in the year ended October 31, 2002. This decrease was mainly attributable to a lower volume of sales for the year ended October 31, 2002 as compared to the ten months ended October 31, 2001.

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

Cost of Maintenance and Support Revenue.    Cost of maintenance and support revenue consists of salaries, other employee related costs and general office costs incurred in providing customer maintenance and support. Cost of maintenance and support revenue decreased by $1.0 million or 41% from $2.5 million in 2001 to $1.5 million in 2002. This decrease was principally associated with reductions in personnel and other employee related expenses.

Cost of Professional Services Revenue    Cost of professional services revenue consists of salaries and other employee related costs, travel, and payments to third party consultants incurred in providing training, and consulting services. Cost of professional services revenue decreased by $9.6 million or 61% from $15.9 million in 2001 to $6.3 million in 2002. This decrease was driven by reductions in personnel and other employee related expenses as well as third-party professional consulting fees

Gross Profit

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

Sales and Marketing.    Sales and marketing expense includes salaries, commissions, expenses from our sales offices, travel and entertainment expenses, marketing programs and recruitment expenses. Sales and marketing expenses decreased by $17.8 million, or 67%, from $26.5 million in the ten months ended October 31, 2001 to $8.7 million for the year ended October 31, 2002. These decreases were largely attributable to a reduction in personnel related costs of approximately $7.9 million, a reduction in sales commissions of $1.7 million, and decreased spending of $2.7 million on marketing programs. As a percentage of revenue, sales and marketing expense decreased from 88% for the ten months ended October 31, 2001 to 43% for the year ended October 31, 2002.

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

Restructuring and Other Expenses.    We had restructuring and other expenses of $1.9 million for the year ended October 31, 2002, and $19.7 million for the ten months ended October 31, 2001. Restructuring and other expenses for fiscal 2002 consists of severance of $1.1 million, expenses relating to office closures of $57,000, and other expenses of $700,000.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of October 31, 2003, we had $13.8 million in cash and cash equivalents and short-term investments, $7.8 million in working capital and no loan balances outstanding.

Net cash used in operating activities was $2.8 million, $9.2 million and $40.4 million for the years ended October 31, 2003 and 2002, and the ten months ended October 31, 2001, respectively. Net cash used in operating activities in each period reflects net losses through fiscal 2003, offset by changes in working capital and non-cash expenses including depreciation and amortization, stock-based compensation and restructuring accruals.

Net cash used in investing activities was $942,000 million for the year ended, October 31, 2003, and $1.2 million for the year ended October 31, 2002. Net cash provided by investing activities was $22.9 million for the ten months ended October 31, 2001. Cash used in investing activities during the years ended October 31, 2003 and October 31, 2002 primarily reflects the purchase of short-term investments offset by the proceeds from the sale of short-term investments. Cash provided by investing activities during the ten months ended October 31, 2001 primarily reflects the net proceeds from the sale of short-term investments offset by purchases of property and equipment.

Net cash used in financing activities was $102,000 for the year ended October 31, 2003 and primarily reflects principal payments made on capital leases, offset by the proceeds of option and warrant exercises. Net cash provided by financing activities was $749,000 and $445,000 for the year ended October 31, 2002, and the ten months ended October 31, 2001, respectively. Cash provided by financing activities for the ten months ended October 31, 2001 included $1.5 million of proceeds from the issuance of stock under the employee stock purchase plan, offset by $1.0 million repurchase of stock from former officers of the Company.

We believe that our cash, cash equivalents and short-term investments as of October 31, 2003 will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next year. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2004 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Our Company has entered into leases for certain office space and equipment with original terms ranging from 36 months to the year 2008. The lease for office space at our principal executive and administrative offices includes scheduled base rent increases over the term of the lease. In addition, this lease contains an escalation clause to recover increases in future operating costs and real estate taxes over the base year. The future minimum lease payments shown below are inclusive of such escalation.

We have also entered into sub-lease agreements for certain office space and equipment. As of October 31, 2003, we had entered into three separate sublease agreements with leasing terms ranging from one year to the year 2008. The future minimum lease payments shown below include both gross and net lease commitments.

Versata is seeking to renegotiate its headquarters lease in Oakland, California with its landlord. As of the filing date of this annual report, we have not made our January lease payment and the landlord has not given us any default notices. If we are unable to reach an agreement, the landlord could serve us with a default notice. Following receipt of any default notice, and if we fail to cure within applicable notice and cure periods, the landlord could elect to draw down on our letter of credit security deposit, terminate the lease, evict us and sue us for damages.

Future minimum lease payments under all non-cancelable operating leases at October 31, 2003 are as follows (in thousands):

	Operating Leases
	Gross Commitments	Contractual Sub-lease Income	Net Commitments
Year Ending October 31,
2004	$3,972	$(1,219)	$2,753
2005	3,829	(1,001)	2,828
2006	3,839	(1,031)	2,808
2007	3,942	(1,062)	2,880
2008 and thereafter	3,725	(911)	2,814

Total minimum lease payments	$19,307	$(5,224)	$14,083

The company has no off-balance sheet arrangements and has not utilized any special purpose entities for the years ended October 31, 2003 and 2002 and the ten months ended October 31, 2001.

Contingencies

The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires significant judgment. Many of these legal matters can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for loss contingencies are adequate.

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

All of the cash equivalents, short-term and long-term investments are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. We estimate that 10% uniform change in general interest rates would have changed our net loss by approximately $23,000 in 2003, $42,000 in 2002, and $177,000 for the ten months ending October 31, 2001.

The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities at October 31, 2003 (in thousands):

	Fair Value	Weighted Average Interest Rate (%)
Cash and cash equivalents:
Cash and Money Market Funds	$3,088	0.92
Auction Floater	4,402	1.16
Federal Agencies	599	1.05

	$8,089

Short-term investments:
Corporate debt securities	$4,674	1.47
Debt securities issued by the U.S. government and sponsored agencies	1,019	1.11

	$5,693

Foreign Currency Risks.    As of October 31, 2003, Versata had operating subsidiaries located in the United Kingdom, Germany, France, Canada, and Australia. Our revenue outside North America was 27% for the year ended October 31, 2003. International sales were made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. We estimate that a 10% change in foreign exchange rates would have changed our net loss by approximately $83,000 in 2003 and $194,000 in 2002.

The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. We do not currently enter into foreign currency hedge transactions.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”). SFAS 144 applies to all long- lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted the provisions of SFAS 144 in the year ended October 31, 2003. The adoption of SFAS 144 did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We adopted the provisions of SFAS 146 in the year ended October 31, 2003. The adoption of SFAS 144 did not have a material impact on our financial position, results of operations or cash flows. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 was adopted by the Company for the year ended October 31, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements were effective for the Company during the quarter ended January 31, 2003. The Company generally grants its customer a warranty, which guarantees that the Company’s products will substantially conform to the Company’s current specifications as well as indemnification for customers from third party claims. Costs related to these guarantees and indemnifications have not been significant and the Company cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements are located on the pages below.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective February 11, 2003, we elected to change our certifying accountant as follows:

(i) We dismissed PricewaterhouseCoopers LLP as our independent accountants.

(ii) The report of PricewaterhouseCoopers LLP on our consolidated financial statements for the fiscal year ended October 31, 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii) The decision to dismiss PricewaterhouseCoopers LLP as our independent accountants was approved by the audit committee of our board of directors.

(iv) In connection with the audit of our financial statements for the fiscal year ended October 31, 2002 and the subsequent interim periods, preceding the dismissal, we had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference to the subject mater of the disagreements in connection with its report. We requested PricewaterhouseCoopers LLP to furnish a letter addressed to the Securities and Exchange Commission as to whether it agrees with the above statements. A copy of that letter, dated February 13, 2003, is filed as Exhibit 16 to our report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2003.

Effective February 11, 2003, we engaged Grant Thornton LLP as our new independent auditors. The decision to engage Grant Thornton LLP was approved by our audit committee.

There were no disagreements with our Independent Accountants during the last two fiscal years.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15 (3) required by Securities Exchange Act Rules 13a-15 (b) or 15-d-15 (b), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective.

Changes in internal controls.    There were no changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from the Proxy Statement under the section captioned “Election of Directors.”

In January 2004, the Board of Directors appointed William Frederick as Vice President, Chief Financial Officer and Secretary of the Company. Mr. Frederick joined the Company in December 2002, and served as its Controller until October 2003 when he was appointed the Acting CFO.

In January 2004, the Board of Directors appointed Yasmin Zarabi as Vice President and General Counsel of the Company. Ms. Zarabi joined the Company’s legal department in December 1999.

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company. A copy of the Code of Ethics, included as an exhibit to this Form 10-K and filed with the Securities and Exchange Commission, may also be found on the Company’s website at www.Versata.com.

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

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement under the section captioned “Principal Accountant Fees and Services.”

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

3.  Exhibits.

Reference is made to Item 15(c) of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

The Company filed a Report on Form 8-K, dated August 11, 2003 announcing the Board of Directors had appointed Dr. Alan Baratz, 48, to President and CEO of the Company.

The Company filed a Report on Form 8-K, dated October 31, 2003 announcing the resignation of Mr. James Doehrman as chief operating and financial officer of the Company effective November 17, 2003.

(c)  Exhibits.

Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit Number		Description of Document
2.1	(1)	Agreement and Plan of Reorganization by and among Versata, Inc., VATA Acquisition Corp., Verve, Inc. and Certain Shareholders of Verve, Inc., dated October 18, 2000.

3.1	(2)	Amended and Restated Certificate of Incorporation of Versata.

3.2	(2)	Amended and Restated Bylaws of Versata.

4.1	(2)	Form of Specimen Common Stock Certificate.

10.1	(2)*	2000 Stock Incentive Plan of Versata.

10.2	(2)*	Employee Stock Purchase Plan of Versata.

10.3	(2)	Fourth Amended and Restated Investors’ Rights Agreement, among Versata and some of its stockholders, dated November 30, 1999.

10.4	(2)	Form of Indemnification Agreement entered into between Versata and each of its directors and executive officers.

10.5	(2)	Agreement of Sublease dated October 18, 1999, between Versata and ICF Kaiser International, Inc.

10.6	(2)	Loan and Security Agreement, dated January 23, 1997, between Versata and Venture Banking Group, a division of Cupertino National Bank, as amended September 22, 1998.

10.7	(2)	Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix Leasing Incorporated, as amended on October 1, 1999.

Exhibit Number		Description of Document
10.8	(2)+	Joint Product and Marketing Agreement, dated September 27, 1999, between Versata and IBM.

10.9	(3)	Lease agreement, dated as of April 10, 2000, by and between Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.

10.10	(4)	Software Remarketing Agreement, effective September 27, 2000, between Versata and International Business Machines Corporation.

10.11		2003 Employment Inducement Award Plan

14.1		Code of Business Conduct and Ethics

21.1	**	Subsidiaries of Versata.

23.1		Consent of Grant Thornton LLP, Independent Accountants.

23.2		Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.1		Certification of Chief Executive Officer Pursuant To Rules 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Financial Officer Pursuant To Rules 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
**	Previously filed.
(1)	Incorporated by reference from the Company’s Form 8-K dated December 1, 2000.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-92451).
(3)	Incorporated by reference from the Company’s Form 10-Q dated August 14, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q dated September 24, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 2004.

VERSATA, INC.

/s/ ALAN BARATZ
Alan Baratz Director, Chief Executive Officer, and President

/s/ WILLIAM FREDERICK
William Frederick Chief Financial Officer

Date:	January 29, 2004

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Baratz and William Frederick, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ALAN BARATZ Alan Baratz	Director, Chief Executive Officer, and President (Principal Executive Officer)	January 29, 2004

/s/ WILLIAM FREDERICK William Frederick	Chief Financial Officer (Principal Accounting Officer)	January 29, 2004

/s/ GARY MORGENTHALER Gary Morgenthaler	Chairman of the Board	January 29, 2004

/s/ ROBERT DAVOLI Robert Davoli	Director	January 29, 2004

/s/ WILLIAM SMARTT William Smartt	Director	January 29, 2004

/s/ EUGENE WONG Eugene Wong	Director	January 29, 2004

/s/ WADE WOODSON Wade Woodson	Director	January 29, 2004

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders

Versata, Inc.

We have audited the accompanying consolidated balance sheet of Versata, Inc. and subsidiaries (the “Company”) as of October 31, 2003 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Our audit also included the 2003 data in the financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Versata, Inc. and subsidiaries as of October 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended October 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

San Jose, California

January 15, 2004

/s/ GRANT THORNTON, LLP
Grant Thornton, LLP

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Versata, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) 1 on page 40 present fairly, in all material respects, the financial position of Versata, Inc. and its subsidiaries at October 31, 2002, and the results of their operations and their cash flows for the year ended October 31, 2002 and the ten months ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) 2 on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS, LLP
PricewaterhouseCoopers, LLP

San Jose, California

December 11, 2002

VERSATA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2003	October 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$8,089	$12,287
Short-term investments	5,693	4,478
Accounts receivable, net	1,917	3,153
Unbilled receivables	—	195
Prepaid expenses and other	411	989

Total current assets	16,110	21,102
Restricted cash	4,781	5,261
Property and equipment, net	2,098	3,877
Intangibles, net	2	1,994
Other assets	129	122

Total assets	$23,120	$32,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$346	$750
Accrued liabilities	2,230	3,740
Current portion of accrued restructuring and other	1,862	1,037
Current portion of deferred revenue	3,897	3,848
Current portion of long term debt	—	134

Total current liabilities	8,335	9,509
Accrued restructuring and other, less current portion	4,005	1,104
Deferred revenue, less current portion	934	1,649
Long term debt, less current portion	—	158

Total liabilities	13,274	12,420

Stockholders’ equity:
Common stock, $0.001 par value; 25,000 shares authorized, 7,882, and 7,343 shares issued and outstanding as of October 31, 2003 and 2002 respectively	45	43
Additional paid-in capital	216,672	216,001
Treasury stock	—	(46)
Notes receivable from stockholders	—	(23)
Unearned stock-based compensation	(225)	(528)
Accumulated other comprehensive loss	(523)	(164)
Accumulated deficit	(206,123)	(195,347)

Total stockholders’ equity	9,846	19,936

Total liabilities and stockholders’ equity	$23,120	$32,356

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended October 31,		Ten Months Ended October 31, 2001
	2003	2002
Revenue:
Software license	$5,847	$6,620	$10,062
Maintenance and support	5,820	5,766	5,260
Professional services	3,595	7,774	14,819

Total revenue	15,262	20,160	30,141
Cost of revenue:
Software license	218	204	206
Maintenance and support	1,635	1,452	2,466
Professional services	3,364	6,287	15,853

Total cost of revenue (1), (2)	5,217	7,943	18,525

Gross profit	10,045	12,217	11,616

Operating expense:
Sales and marketing (1)	5,559	8,690	26,500
Product development (1)	5,292	5,525	8,793
General and administrative (1)	3,429	4,619	10,589
Stock-based compensation	856	1,042	1,659
Amortization of intangibles	1,973	1,961	4,636
Intangible and goodwill impairment charge	—	—	4,060
Restructuring and other	3,744	1,875	19,696

Total operating expense	20,853	23,712	75,933

Loss from operations	(10,808)	(11,495)	(64,317)
Interest income	266	483	1,836
Interest expense	(33)	(63)	(64)
Other non-operating, net	(201)	(120)	(331)

Net loss	(10,776)	(11,195)	(62,876)

Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(9)	(3)	2
Change in foreign currency translation adjustments	(350)	49	(378)

Comprehensive loss	$(11,135)	$(11,149)	$(63,252)

Basic and diluted net loss per share	$(1.45)	$(1.58)	$(9.38)

Weighted-average common shares outstanding	7,434	7,064	6,703

(1)	Excludes stock based compensation. See note 10 for additional information.
(2)	Excludes stock based compensation for the years ended October 31, 2003 and October 31, 2002 and the ten months ended October 31, 2001 of $262, $441 and $1,866, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Notes Receivable from Stockholders	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2000	6,857,032	$41	$226,352	—	$—	$(3,868)	$(13,870)	$166	$(121,276)	$87,545

Common stock issued upon exercise of stock options and warrants	50,118	—	118	—	—	—	—	—	—	$118
Issuance of common stock under employee stock purchase plan	58,689	—	1,480	—	—	—	—	—	—	1,480
Cancellation of notes receivable and repurchase of common stock at par value	(59,000)	(1)	(1,517)	—	—	1,518	—	—	—	—
Repurchase of common stock	(24,358)	—	(29)	—	—	—	—	—	—	(29)
Issuance of restricted stock to officers	384,167	2	(2)	—	—	—	—	—	—	—
Repurchase of common stock of former officer in connection with guarantee of loan and cancellation of promissory note	—	—	—	(219,884)	(1,383)	1,419	—	—	—	36
Write-off of note receivable in connection with settlement agreement	—	—	—	—	—	630	—	—	—	630
Accumulated other comprehensive income	—	—	—	—	—	—	—	(376)	—	(376)
Unearned stock-based compensation	—	—	(9,023)	—	—	—	4,522	—	—	(4,501)
Amortization of unearned stock-based compensation	—	—	—	—	—	—	6,763	—	—	6,763
Net loss	—	—	—	—	—	—	—	—	(62,876)	(62,876)

Balance at October 31, 2001	7,266,648	$42	$217,379	(219,884)	$(1,383)	$(301)	$(2,585)	$(210)	$(184,152)	$28,790

Common stock issued upon exercise of stock options and warrants	88,774	$1	$126	—	—	—	—	—	—	$127
Repurchase of common stock	(11,952)	—	(5)	—	—	—	—	—	—	(5)
Write-off of note receivable in connection with settlement agreement	—	—	—	(17,330)	(109)	278	—	—	—	169
Accumulated other comprehensive income	—	—	—		—	—	—	46	—	46
Sale of officer’s shares held in escrow	—	—	(484)	229,900	1,446	—	—	—	—	962
Unearned stock-based compensation	—	—	(1,015)	—	—	—	1,015	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	1,042	—	—	1,042
Net loss	—	—	—	—	—	—	—	—	(11,195)	(11,195)

Balance at October 31, 2002	7,343,470	$43	$216,001	(7,314)	$(46)	$(23)	$(528)	$(164)	$(195,347)	$19,936

VERSATA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY—(Continued)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Notes Receivable from Stockholders	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Common stock issued upon exercise of stock options and warrants	119,799	$1	$171	—	—	—	—	—	—	$172
Common stock issued to employees as stock based compensation	351,507	$1	$571							$572
Issuance of restricted stock to directors and officers	119,654		180			—	(180)			—
Repurchase of common stock and cancellation of note receivable	(52,750)	—	(134)		—	23	—	—	—	(111)
Sale of former officer’s shares	—	—	—	7,314	46		—	—	—	46
Accumulated other comprehensive loss	—	—	—	—	—	—	—	(359)	—	(359)
Unearned stock-based compensation	—	—	(117)	—	—	—	(22)	—	—	(139)
Amortization of unearned stock-based compensation	—	—	—	—	—	—	505	—	—	505
Net loss	—	—	—	—	—	—	—	—	(10,776)	(10,776)

Balance at October 31, 2003	7,881,680	$45	$216,672	—	$—	$—	$(225)	$(523)	$(206,123)	$9,846

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended October 31,		Ten Months Ended October 31, 2001
	2003	2002
Cash flows from operating activities:
Net loss	$(10,776)	$(11,195)	$(62,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,785	4,288	11,436
Provision for doubtful accounts	(323)	70	2,223
Stock-based compensation expense	856	1,042	1,659
Cancellation of promissory notes	—	291	1,287
Write-down of property and equipment due to restructuring	184	—	6,574
Change in operating assets and liabilities net of acquisitions:
Accounts receivable	1,559	695	7,979
Unbilled receivables	195	41	736
Prepaid expenses and other current assets	577	(141)	2,227
Other assets	(7)	94	138
Accounts payable and accrued liabilities	(1,914)	(2,749)	(14,947)
Accrued restructuring and other	3,726	(863)	2,933
Deferred revenues	(666)	(749)	197

Net cash used in operating activities	(2,804)	(9,176)	(40,434)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	6,912	7,776	36,462
Purchases of short-term investments	(8,136)	(9,221)	(9,597)
Decrease (increase) in restricted cash	480	184	(256)
(Purchase) sale of property and equipment	(198)	53	(3,670)

Net cash provided by (used in) investing activities	(942)	(1,208)	22,939

Cash flows from financing activities:
Principal payments on capital lease obligations and loan	(292)	(282)	(136)
Proceeds from issuance of common stock	2	—	—
Proceeds from issuance of common stock under employee stock purchase plan	—	—	1,480
Net proceeds from exercise of stock options and warrants	142	126	118
Repurchase of common stock from stockholders	—	(5)	(29)
Proceeds from (repurchase of) common stock from former officers	46	977	(988)
Loans provided to stockholders	—	(67)	—

Net cash provided by (used in) financing activities	(102)	749	445

Effects of exchange rate changes on cash and cash equivalents	(350)	51	(351)

Decrease in cash and cash equivalents	(4,198)	(9,584)	(17,401)
Cash and cash equivalents at beginning of period	12,287	21,871	39,272

Cash and cash equivalents at end of period	$8,089	$12,287	$21,871

Supplemental Disclosures of Cash Flow information:
Cash paid during the period for interest	$33	$61	$28
Supplemental Schedule of Non-cash Investing and Financing Activities:
Acquisition of treasury stock in exchange for cancellation of note	$—	$109	$919
Notes receivable and interest receivable cancelled in exchange for repurchase of common stock from stockholder	$23	$301	$1,518

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

On May 17, 2002, Versata stockholders approved a reverse split of Versata’s common stock, and on May 24, 2002 the Company implemented a one for six reverse stock split. Although there were no guarantees, the reverse stock split was implemented to allow the Company’s common stock to trade above the $1.00 per share minimum bid price as required by NASDAQ Marketplace Rules, and therefore, to help the Company to continue its listing on the NASDAQ National Market. On August 16, 2002, Versata received notification from the NASDAQ Listing Qualification Panel that the Company was in full compliance with the requirements necessary for continued listing on the NASDAQ National Market and the hearing file was closed. All shares and per share amounts in these consolidated financial statements have been restated to give effect to this reverse stock split. The number of common shares authorized decreased commensurately from 155.0 million to 25.8 million.

2.    Basis of Presentation

The consolidated financial statements include the accounts of Versata and its subsidiaries, all of which are wholly owned and located in North America, Europe, Australia and Asia. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

We have an accumulated deficit of $206.1 million as of October 31, 2003 and we have generated losses and negative cash flows from operating activities in current and prior periods. We may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenue or reduce certain discretionary spending could have a material adverse affect on our ability to achieve our intended business objectives.

Certain amounts in our prior years consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no impact on our previously reported net loss.

3.    Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates include, but are not limited to, the establishment of reserves for accounts receivable and restructuring, revenue recognition, the useful lives for property, equipment, and intangible assets, and stock-based compensation. Actual results could differ from those estimates.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

We derive revenue from three sources as follows: (i) sale of software licenses to end users, value added resellers (“VAR’s”), distributors, system integrators and independent software vendors (“ISV’s”); (ii) maintenance and support which consist of post-contract customer support (“PCS”); and (iii) professional services which include consulting and training. We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended. Under SOP 97-2, we record revenue from licensing of software products to end-users and system integrators, who use our software to build systems for their customers, when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. For VAR’s and distributors, we recognize revenue upon notification of sell-through, provided all other revenue recognition criteria are met. For sales to certain ISV’s, where we receive non-refundable royalty payments, we defer the fair value of PCS related to the arrangement and recognize the remainder as license revenue, when paid, provided all other revenue recognition criteria are met. Generally, we provide payment terms that range from thirty to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate in the agreement for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. We recognize revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, we recognize revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting. The portion of fees related to either products delivered or services rendered which are not due under our Company’s standard payment terms are reflected in deferred revenue and in unbilled receivables.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Cash and cash equivalents and short-term investments

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Our short-term investments consist of debt securities with maturities greater than three months at the date of purchase and are carried at fair value as of the balance sheet date. Unrealized gains and losses are reported without adjustment for taxes as a component of stockholders’ equity. The cost of securities sold is based upon the specific identification method. At each period end presented, amortized cost approximated fair value and unrealized gross gains or losses were insignificant, and during each of the periods presented, realized gains were insignificant. As of October 31, 2003 we maintained a $4.8 million balance within a certificate of deposit and classified as restricted cash within our financial statements. This cash balance serves as security for the office lease payments related to our Oakland, California headquarters. The amount we need to maintain as a restricted cash balance will be reduced over time as the unexpired term of our office lease is commensurately reduced.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The portfolio of cash, cash equivalents and short-term investments consisted of the following (in thousands):

	As of October 31, 2003	As of October 31, 2002
Cash and cash equivalents:
Cash	$3,088	$8,037
Auction floater	4,402	3,653
U.S. Agencies:
Discount Notes/Other	599	597

	$8,089	$12,287

Short-term Investments:
Corporate debt securities & municipal bonds	$4,674	$1,013
Debt securities issued by the U.S. government	1,019	3,465

	$5,693	$4,478

Fair value of financial instruments

The reported amounts of certain of our Company’s financial instruments including cash and cash equivalents and short-term investments, receivables, and accounts payable approximate fair value due to their short maturities. The reported amounts of loans payable approximate fair value due to the market interest rates, which these debts bear.

Concentration of credit risk

Financial instruments, which potentially subject our Company to concentrations of credit risk, consist primarily of cash, investments, certificates of deposit, money market accounts, and accounts receivable. Our Company places its cash investments with three major financial institutions. At October 31, 2003 and October 31, 2002 our Company had deposits in excess of federally insured limits of $13.5 million and $16.5 million, respectively.

The Company performs ongoing customer credit evaluations within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific bad debt reserve of up to 100% of the invoice value is provided for certain problematic customer balances. A general reserve is established for all other accounts based on the age of the invoices. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable.

Two customers comprised 15% and 11%, respectively, of the total revenue generated for the year ended October 31, 2003. One customer comprised 14% of the total revenue generated for the year ended October 31, 2002.

Two customers accounted for approximately 32% and 41% of our accounts receivable as of October 31, 2003 and October 31, 2002, respectively.

Property and equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Leasehold improvements are amortized on a

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation

Our Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our Company’s common stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between the compensation expense included in net loss and the related cost measured by the fair value method are presented below. Our Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS 123 , as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure. If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized below are the pro forma effects on net loss and net loss per share data, if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

		Year Ended October 31		Ten Months Ended 2001
		2003	2002
Net loss	As Reported	$(10,776)	$(11,195)	$(62,876)
Compensation expense related to:
Add: Stock-based employee compensation expense included in net loss		856	1,042	1,659
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards		(2,349)	(3,356)	(8,633)

	Pro forma	$(12,269)	$(13,509)	$(69,850)

Basic and diluted net loss per share	As Reported	$(1.45)	$(1.58)	$(9.38)
	Pro forma	$(1.65)	$(1.91)	$(10.42)

Software development costs

Software development costs are included in product development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. The Company has defined technological feasibility as the establishment of a working model, and typically occurs when the beta testing commences, To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Foreign currency translation

Assets and liabilities of foreign operations where the functional currency is the local currency, are translated into U.S. dollars at the balance sheet date exchange rate. Revenues and expenses are translated at the average rate prevailing during the period. The related gains and losses from translation are recorded as a translation adjustment in a separate component of stockholders’ equity. Foreign currency transaction gains and losses have been immaterial to date.

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

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss per share

Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of unvested restricted common stock, and incremental common or preferred shares issuable upon the exercise of stock options or warrants.

The following table sets forth the computation of basic and diluted net loss per share on post-split basis (in thousands, except per share data):

	Year Ended October 31,		Ten Months Ended October 31, 2001
	2003	2002
Numerator:
Net loss	$(10,776)	$(11,195)	$(62,876)

Denominator:
Weighted average shares outstanding	7,497	7,299	7,056
Weighted average unvested shares of common stock subject to repurchase	(63)	(235)	(353)

Denominator for basic and diluted calculation	7,434	7,064	6,703

Net loss per share:
Basic and diluted net loss per share	$(1.45)	$(1.58)	$(9.38)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods (in thousands).

	Shares at End of Period
	October 31, 2003	October 31, 2002	October 31, 2001
Effect of common stock equivalents:
Unvested common stock subject to repurchase	45	161	355
Stock options outstanding	1,403	1,177	1,321

Total common stock equivalents excluded from the computation of earnings per share as their effect was anti-dilutive	1,448	1,338	1,676

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information

We identify our operating segments based on business activities, management responsibility and geographical location. For all periods presented, we operated in a single business segment, primarily in North America. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Year Ended October 31,		Ten Months Ended October 31, 2001
	2003	2002
Software license revenue:
North America	$4,911	$5,371	$5,424
Europe	936	1,249	4,638

	$5,847	$6,620	$10,062

Maintenance and support revenue:
North America	$3,929	$4,,039	$3,911
Europe	1,891	1,727	1,349

	$5,820	$5,766	$5,260

Professional services revenue:
North America	$2,247	$6,149	$11,826
Europe	1,348	1,625	2,993

	$3,595	$7,774	$14,819

Total revenue:
North America	$11,087	$15,559	$21,161
Europe	4,175	4,601	8,980

	$15,262	$20,160	$30,141

The classification of long-lived assets, predominantly intangibles and property and equipment, are based on the location of the assets, or, for intangibles, the location of the entity owning the intangible asset. As of October 31, 2003, long-lived assets costing approximately $7.2 million were located in North America, $909,000 were located in Europe, and $188,000 were located elsewhere. As of October 31, 2002, approximately $10.7 million of long-lived assets were located in North America, $336,000 were located in Europe, and $190,000 were located elsewhere.

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

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”). SFAS 144 applies to all long- lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted the provisions of SFAS 144 in the year ended October 31, 2003. The adoption of SFAS 144 did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We adopted the provisions of SFAS 146 in the year ended October 31, 2003. The adoption of SFAS 146 did not have a material impact on our financial position, results of operations or cash flows. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 sets out criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 was adopted by the Company for the year ended October 31, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements were effective for the Company during the quarter ended January 31, 2003. The Company generally grants its customer a warranty, which guarantees that the Company’s products will substantially conform to the Company’s current specifications as well as indemnification for customers from third party claims. Costs related to these guarantees and indemnifications have not been significant and the Company cannot estimate the potential impact of these guarantees and indemnifications on future results of operations.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Balance Sheet Components (in thousands):

Accounts receivable

	As of October 31,
	2003	2002
Accounts receivable	$2,501	$4,294
Less: allowance for doubtful accounts	(584)	(1,141)

Net	$1,917	$3,153

Property and equipment

	Estimated Useful life (years)	As of October 31,
		2003	2002
Equipment	3	$6,027	$6,775
Furniture and fixtures	5	862	1,007
Leasehold improvements	2	1,366	1,363
Equipment acquired under capital leases	3 - 5	—	39

		8,255	9,184
Less: Accumulated depreciation and amortization		(6,157)	(5,307)

Net book value		$2,098	$3,877

During the fiscal years ended October 31, 2003, 2002 and the ten months ended October 31, 2001, certain property, leasehold improvements and equipment relating to subleased offices were disposed of as part of our restructuring efforts.

Intangibles

	As of October 31,
	2003	2002
Purchased technology	5,680	5,680
Other intangibles	48	64

	5,728	5,744
Less: Accumulated amortization	(5,726)	(3,750)

Net book value	$2	$1,994

Intangible assets are being amortized on a straight-line basis over the expected life of 3 years.

In October 31, 2001, we performed an impairment assessment of the identifiable and goodwill recorded in connection with the acquisition of Verve, Inc. and our French distributor. The assessment was performed primarily due to (1) the sustained decline in the Company’s stock price since the valuation date of the shares issued in the Verve, Inc. acquisition, resulting in the net book value of its assets prior to the impairment charge exceeding the Company’s market capitalization; (2) the overall decline in the industry growth rates; and, (3) projected operating results. As a result, we recorded a $4.1 million impairment charge to reduce goodwill and other identifiable intangibles. The charge was based upon the estimated discounted cash flows over the remaining

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

useful life of the goodwill using a discount rate of 20%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company’s best estimate as of such date. There was no remaining goodwill balance at October 31, 2001

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for the impairment of existing goodwill and other intangibles. Versata adopted SFAS No. 142 effective November 1, 2001. The adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements as we had no goodwill recorded on our balance sheet on the date of adoption.

The following table presents comparative information showing the effect excluding the amortization of goodwill would have had on the statements of operations (in thousands, except per share amounts):

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001
Reported net loss	$(10,776)	$(11,195)	$(62,876)
Goodwill amortization	—	—	2,892

Adjusted net loss	(10,776)	$(11,195)	$(59,984)

Basic and diluted net loss per share	$(1.45)	$(1.58)	$(9.38)
Goodwill amortization	—	—	0.43

Adjusted basic and diluted net loss per share	$(1.45)	$(1.58)	$(8.95)

Accrued liabilities

	As of October 31,
	2003	2002
Accrued payroll and related liabilities	$1,035	$1,568
Accrued professional fees	242	957
Other accrued liabilities	953	1,215

	$2,230	$3,740

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

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2003 we provided for office closures and anticipated losses on subleases of approximately $3.7 million. In addition, we reduced 10 positions within the Company.

Other costs accrued at October 31, 2003 primarily reflect $700,000 for the anticipated costs of the settlement agreement for the Securities Class Action and State Derivative Actions described in Note 12.

The following table summarizes the restructuring and other activity during the years ended October 31, 2003 and 2002 (in thousands):

	Employee Severance	Office Closure and Subleasing Costs	Other Costs	Total
Accrual balance, October 31, 2001	$905	$1,662	$366	$2,933
Additions	1,118	57	700	1,875
Cash paid	(1,816)	(290)	(317)	(2,423)
Non-cash utilization	(106)	—	(138)	(244)

Accrual balance, October 31, 2002	$101	$1,429	$611	$2,141
Additions	329	4,904	89	5,322
Cash paid	(299)	(1,333)	—	(1,632)
Non-cash utilization	(3)	39	—	36

Accrual balance, October 31, 2003	$128	$5,039	$700	$5,867

Approximately $1.0 million of the accrued restructuring and other will be paid in cash during fiscal 2004. We incurred a $3.7 million charge in fiscal 2003 for restructuring. Cash receipts relating to the early termination of a sublease totaling $1.0 million and other accruals totaling approximately $600,000 were reclassified to our restructuring reserves during fiscal 2003.

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

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2003, we entered into an engineering services agreement with Virtusa Corporation, a US and Indian based premier software engineering services firm which provides engineering support to software product developers and enterprise customers. Virtusa will provide Versata with engineering services including platform port development, quality assurance and maintenance. Versata’s own engineering team will retain responsibility for product vision, strategy, architecture, design and reference implementation, enabling it to more aggressively drive product innovation and rapidly deliver the next round of capabilities in support of our new strategy. Our board member, Robert Davoli, is also a board member of Virtusa Corporation. A major shareholder, Sigma Partners, is also a venture capital investor in Virtusa Corporation. Our board members Robert Davoli and Wade Woodson serve as managing directors of Sigma Partners.

7.    Borrowings

Equipment line

In August 1999, our Company obtained a capital financing line (the “Equipment Line”), which provides for the purchase of up to $1 million in property and equipment with any amounts borrowed due within 36 months of

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of the agreement. Any borrowings under the Equipment Line are payable over 36 months, with an effective interest rate of approximately 17%. Borrowings are collateralized by the equipment being financed. In October 1999, the Company increased its borrowing limit under this line to a total of $2 million and extended the effective date of the equipment line to September 30, 2000. As of October 31, 2003 there were no borrowings outstanding against the Equipment Line.

8.    Income Taxes

The primary components of the net deferred tax asset are as follows (in thousands):

	October 31,
	2003	2002
Net operating loss carryforwards	$51,328	$49,500
Research and experimentation credit carryforwards	2,504	1,992
Capital loss carryforward	406	398
Restructuring costs	1,804	255
Other long-term liabilities	385	479
Deferred revenue	—	196
Property and equipment	199	79

	56,626	52,899
Less: Valuation allowance	(56,626)	(52,899)

	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset.

Differences between the federal statutory and effective tax rates are primarily due to the resulting increase in the valuation allowance.

At October 31, 2003 our Company has the following approximate net operating loss carryforwards and research and experimentation credit carryforwards available to reduce future taxable income, if any (in thousands):

	October 31, 2003
	Federal	State	Foreign
Net operating loss carryforwards	$127,315	$73,205	$15,180
Research and experimentation credit carryforwards	1,479	1,026	—

The Company’s net operating loss and research and experimentation credit carryforwards expire through 2023 (through 2014 for state net operating loss carryforwards) if not used beforehand to offset taxable income or tax liabilities. For federal and state tax purposes, our Company’s net operating loss and research and experimentation credit carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state tax laws.

9.    Common Stock

Our Company’s Certificate of Incorporation, as amended, authorizes our Company to issue 25,000,000 shares of common stock, and 833,333 shares of preferred stock.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2000, certain common stock option holders exercised unvested options, subject to a repurchase right held by our Company, in the event of voluntary or involuntary termination of employment of the stockholder. On April 6, 2001, the Company issued 384,166 shares of common stock to certain executive officers of the company. The purchase price per share was at par value. The shares are subject to a repurchase right held by our Company. As of October 31, 2003 and October 31 2002, 45,164 and 160,066 shares of common stock, respectively, were subject to repurchase by our Company.

During fiscal 2003, the Company issued 351,507 shares of common stock to certain employees resulting in a stock-based compensation charge of $571,000.

10.    Stock Options and Purchase Plan

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

The 2000 Plan is comprised of five separate equity incentive programs: (i) the Discretionary Option Grant Program under which options may be granted to individuals in the Corporation’s service which will provide them with the right to purchase shares of common stock at a fixed price per share equal to the fair market value of the common stock on the grant date; (ii) the Stock Issuance Program under which such individuals may be issued shares of common stock directly, either through the purchase of those shares at fair market value or as a bonus for services rendered to the Corporation; (iii) the Salary Investment Option Grant Program under which the Corporation’s officers and other highly-compensated executives may elect to invest a portion of their base salary each year in special option grants with a below-market exercise price; (iv) the Automatic Option Grant Program under which non-employee Board members will automatically receive special option grants at designated intervals over their period of Board service; and (v) the Director Fee Option Grant Program under which non-employee Board members may elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price. The adoption of the 2000 Plan resulted in the cancellation of 1,109,967 un-issued options relating to the Corporation’s 1994, 1996 and 1997 Stock Option Plans.

The Company established the 2003 Employment Inducement Award Plan (“2003 Stock Plan”) to provide a material inducement for the best available employees to join the Company and to promote the success of the Company’s business. The 2003 Stock Plan permits the grant of non-statutory stock options, restricted stock and stock appreciation rights to employees as a material inducement to entering into their initial employment with the Company; provided, however, that a former employee who is returning to the employ of the Company following a bona-fide period of non-employment by the Company may also receive an Award hereunder. The maximum aggregate number of shares which may be issued under the 2003 Stock Plan is 800,000 shares; provided, however, that commencing October 1, 2004, on the first day of each fiscal year of the Company during the term of the 2003 Stock Plan, an additional 400,000 shares shall automatically be added to the Plan; provided, further, that in no event shall more than 50% of the Shares issuable under the 2003 Stock Plan be granted pursuant to awards with an exercise price or purchase price that is less than 100% of fair market value on the date of grant. The shares may be authorized, but un-issued, or reacquired common stock.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity under our Company’s stock option plans. Prior years have been restated on a post-split basis:

		Options Outstanding
	Options Available for Grant	Shares	Weighted Average Exercise Price Per Share
Balance at October 31, 2000	598,731	1,396,434	55.14
Additional options authorized	822,494
Repurchase of common stock	24,358
Options and restricted stock granted	(1,479,562)	1,095,396	13.86
Options exercised	—	(50,118)	2.40
Options canceled	1,121,293	(1,121,293)	42.72

Balance at October 31, 2001	1,087,314	1,320,419	33.60

Repurchase of common stock	11,952	—	—
Options and restricted stock granted	(605,449)	615,749	2.10
Options exercised	—	(88,774)	1.56
Options canceled	670,498	(670,498)	41.35

Balance at October 31, 2002	1,164,315	1,176,896	14.96

Additional options authorized	800,000	—	—
Options canceled upon plan retirements	(1,109,955)	—	—
Repurchase of common stock	52,750	—	—
Options and restricted stock granted	(716,316)	716,316	1.78
Options exercised	—	(119,799)	1.16
Options canceled	370,052	(370,052)	13.86

Balance at October 31, 2003	560,846	1,403,361	9.51

The following table summarizes information concerning outstanding and exercisable options as of October 31, 2003:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$ 0.01 – $ 1.75	503,175	8.2	$1.27	305,838	$1.38
1.76 – 7.50	667,875	9.4	2.22	134,863	3.16
7.51 – 40.00	121,205	6.5	28.65	105,137	28.33
40.01 – 150.00	104,358	6.6	60.68	79,373	59.62
150.01 – 267.75	6,748	6.8	209.85	4,871	213.50

As of October 31, 2003	1,403,361	8.6	9.51	630,082	15.23

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS 123 using the following assumptions:

	Year Ended October 31, 2003	Year Ended October 31, 2002	Ten Months Ended October 31, 2001
Risk-free rates	2.5%–3.1%	2.63%–4.93%	3.61%–5.20%
Expected lives (in years)	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	84%	132%	240%

The weighted average fair value of the options granted in the years ended October 31, 2003, 2002, and the ten months ended October 31, 2001, was $1.78, $2.20, and $2.31, respectively.

Stock-based employee compensation

In connection with certain stock option grants, the Company recognized $285,000 of unearned compensation that is being amortized over the vesting periods of the related options, usually 50 months, using an appropriate accelerated basis, in accordance with FIN 28. In addition, the Company recognized $571,000 of stock-based compensation through the issuance of our common stock to certain employees in the year ended October 31, 2003. The total unearned compensation recorded by our Company from January 1, 1998 through October 31, 2003 was $41.3 million. Stock-based employee compensation expense recognized during the years ended October 31, 2003 and 2002, and the ten months ended October 31, 2001, was $856,000, $1.0 million, and $1.7 million, respectively.

Amortization of stock-based compensation expense is as follows (in thousands):

	Years Ended October 31,		Ten Months Ending October 31, 2001
	2003	2002
Amortization of stock-based compensation excluded from cost of revenue	$262	$441	$1,866
Amortization of stock-based compensation excluded from departmental operating expenses:
Sales and marketing	285	411	4,317
Research and development	313	227	87
General and administrative	141	381	493
Benefit from restructuring	(145)	(418)	(5,104)

Total stock-based compensation excluded from departmental operating expenses	594	601	(207)

Total stock-based compensation	856	1,042	1,659

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee stock purchase plan

Versata’s Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our Board of Directors in November 1999 and was approved by the stockholders in February 2000. A total of 83,000 shares of common stock have been reserved for issuance under the Purchase Plan. The reserve will automatically increase on the first trading day of the second fiscal quarter each year, by an amount equal to one percent (1%) of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding first fiscal quarter. In no event will any annual reserve increase exceed 1,000,000 shares.

The Purchase Plan enables eligible employees to designate up to 15% of their compensation for the purchase of stock. The purchase price is 85% of the lower of the fair market value of Versata’s common stock on the first day or the last day of each six-month purchase period. No compensation expense is recorded in connection with the plan. In August 2001, the Company suspended employee participation in the Purchase Plan. We did not issue shares under the Purchase Plan during the years ended October 31, 2003 and October 31, 2002.

11.    Employee Benefit Plans

In May 1995, our Company established a 401(k) Profit Sharing Plan (the “Plan”) which covers substantially all employees. Under the Plan, employees are permitted to contribute up to 15% of gross compensation not to exceed the annual 402(g) limitation for any Plan year. Discretionary contributions may be made by our Company. Our Company made no contributions during the years ended October 31, 2003, October 31, 2002, or the ten months ended October 31, 2001.

We assumed 38,622 stock options in connection with the acquisition of Verve, Inc. that are subject to stock appreciation rights that allow the optionee to elect to receive cash compensation equal to the increase in value of the stock option, in lieu of exercising the option. On November 20, 2000, we granted 3,268 options to some of the optionees with a $73.62 exercise price, and 35,354 options to the remaining optionees with a $17.28 exercise price. The stock appreciation rights must be exercised by the optionees at the $17.28 exercise price. The stock appreciation rights must be exercised by the optionee in whole or in part no later than nine months after the options vest. As of October 31, 2003, the stock appreciation rights for a total of 105 shares issued with a $73.62 exercise price were outstanding, and the stock appreciation rights for a total of 656 shares issued with a $17.28 exercise price were outstanding.

12.    Commitments and Contingencies

Our Company has entered into leases for certain office space and equipment with original terms ranging from 36 months to the year 2008. The lease for office space includes scheduled base rent increases over the term of the lease. The total amount of the base rent payments is charged to expense over the term of the lease using the straight-line method. In addition, the lease for office space contains an escalation clause to recover increases in future operating costs and real estate taxes over the base year. The future minimum lease payments shown below are inclusive of such escalation.

We have also entered into sub-lease agreements for certain office space and equipment. On October 30, 2002, we entered into a Termination of Sublease Agreement (“Termination Agreement”) with one of our subtenants. Under the terms of the Termination Agreement, the sublease between us and the subtenant was terminated and the subtenant was released from its liabilities in exchange for payments totaling $950,000 that we received in November 2002. These payments were credited to our restructuring reserve.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under all non-cancelable leases at October 31, 2003 are as follows (in thousands):

	Operating Leases
	Gross Commitments	Contractual Sub-lease Income	Net Commitments
Year Ending October 31,
2004	$3,972	$(1,219)	$2,753
2005	3,829	(1,001)	2,828
2006	3,839	(1,031)	2,808
2007	3,942	(1,062)	2,880
2008 and thereafter	3,725	(911)	2,814

Total minimum lease payments	$19,307	$(5,224)	$14,083

Rent expense for the years ended October 31, 2003 and 2002 and the ten months ended October 31, 2001was approximately $1.6 million, $1.6 million and $3.5 million, respectively.

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued Orders of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were all initially filed in 2001. Pursuant to the terms of the settlement, Versata’s directors and officers insurers paid $9.75 million, Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. The shares of common stock have a $3.50 per share put option exercisable for 20 trading days commencing one year after distribution; however, the put shall expire should our stock trade above $3.50 per share for 15 trading days during the one year period following distribution. Distribution is scheduled to occur in January 2004. As of October 31, 2003 and 2002, we had accrued approximately $700,000 for this liability in accrued restructuring and other in the accompanying financial statements.

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

	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002
Revenue:
Software license	$774	$487	$1,878	$2,708	$1,456	$1,036	$994	$3,134
Maintenance and support	1,341	1,566	1,542	1,371	1,495	1,543	1,511	1,217
Professional services	838	679	1,057	1,021	1,627	2,052	2,037	2,058

Total revenue	2,953	2,732	4,477	5,100	4,578	4,631	4,542	6,409

Cost of Revenue:
Software license	18	14	138	48	35	63	38	68
Maintenance and support	455	394	422	364	407	345	361	339
Professional services	810	682	892	980	1,347	1,509	1,676	1,755

Total cost of revenue	1,283	1,090	1,452	1,392	1,789	1,917	2,075	2,162

Gross profit	1,670	1,642	3,025	3,708	2,789	2,714	2,467	4,247

Operating expense:
Sales and marketing	1,171	1,135	1,646	1,607	1,642	1,716	2,331	3,001
Product development	1,382	1,215	1,248	1,447	1,419	1,228	1,369	1,509
General and administrative	1,247	707	657	818	783	1,154	1,388	1,294
Stock-based compensation	268	294	121	173	276	204	350	212
Amortization of intangibles	500	500	500	473	473	473	538	477
Restructuring and other expenses	1,773	1,565	83	323	559	428	579	309

Total operating expense	6,341	5,416	4,255	4,841	5,152	5,203	6,555	6,802

Loss from operations	(4,671)	(3,774)	(1,230)	(1,133)	(2,363)	(2,489)	(4,088)	(2,555)
Interest income	51	61	67	87	97	102	119	165
Interest expense	(—)	(1)	(26)	(6)	(11)	(11)	(13)	(28)
Other non-operating, net	(50)	(53)	20	(118)	(12)	(10)	(30)	(68)

Net loss	$(4,670)	$(3,767)	$(1,169)	$(1,170)	$(2,289)	$(2,408)	$(4,012)	$(2,486)

Basic and diluted net loss per share	$(0.61)	$(0.51)	$(0.16)	$(0.16)	$(0.32)	$(0.34)	$(0.56)	$(0.36)

Weighted average common shares used in computing basic and diluted net loss per share	7,679	7,442	7,326	7,244	7,185	7,145	7,102	6,825

	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002
As a percentage of revenue:
Revenue:
Software license	26.2%	17.8%	41.9%	53.1%	31.8%	22.4%	21.9%	48.9%
Maintenance and support	45.4%	57.3%	34.5%	26.9%	32.6%	33.3%	33.3%	19.0%
Professional services	28.4%	24.9%	23.6%	20.0%	35.6%	44.3%	44.8%	32.1%

Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Revenue:
Software license	0.6%	0.5%	3.1%	0.9%	0.8%	1.4%	0.8%	1.1%
Maintenance and support	15.4%	14.4%	9.4%	7.1%	8.9%	7.4%	7.9%	5.2%
Professional services	27.4%	25.0%	19.9%	19.3%	29.4%	32.6%	37.0%	27.4%

Total cost of revenue	43.4%	39.9%	32.4%	27.3%	39.1%	41.4%	45.7%	33.7%

Gross profit	56.6%	60.1%	67.6%	72.7%	60.9%	58.6%	54.3%	66.3%

Operating expense:
Sales and marketing	39.7%	41.5%	36.8%	31.5%	35.9%	37.1%	51.3%	46.8%
Product development	46.8%	44.5%	27.8%	28.4%	31.0%	26.5%	30.1%	23.5%
General and administrative	42.2%	25.9%	14.7%	16.0%	17.1%	24.9%	30.6%	20.2%
Stock-based compensation	9.1%	10.8%	2.7%	3.4%	6.0%	4.4%	7.7%	3.3%
Amortization of intangibles	16.9%	18.3%	11.2%	9.3%	10.3%	10.2%	11.8%	7.4%
Restructuring and other expenses	60.0%	57.2%	1.8%	6.3%	12.2%	9.2%	12.7%	4.8%

Total operating expense	214.7%	198.2%	95.0%	94.9%	112.5%	112.4%	144.3%	106.1%

Loss from operations	-158.1%	-138.1%	-27.4%	-22.2%	-51.6%	-53.7%	-90.0%	-39.9%
Interest income	1.7%	2.2%	1.5%	1.7%	2.1%	2.2%	2.6%	2.6%
Interest expense	0.0%	0.0%	-0.6%	-0.1%	-0.2%	-0.2%	-0.3%	-0.4%
Other non-operating, net	-1.7%	-2.0%	0.4%	-2.3%	-0.3%	-0.2%	-0.7%	-1.1%

Net loss	-158.1%	-137.9%	-26.1%	-22.9%	-50.0%	-52.0%	-88.3%	-38.8%

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for doubtful accounts for the periods ended:
October 31, 2001	$1,795	2,223	(1,915)	$2,103
October 31, 2002	$2,103	70	(1,032)	$1,141
October 31, 2003	$1,141	(323)	(234)	$584
Allowance for deferred tax asset accounts for the periods ended:
October 31, 2001	$30,521	21,366	—	$51,887
October 31, 2002	$51,887	1,012	—	$52,899
October 31, 2003	$52,899	3,727	—	$56,626