Form 10-Q
period 2004-01-31
VERSATA INC
filed 2004-03-12
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Yes ☐    No ☒

As of February 27, 2004, the total number of outstanding shares of the Registrant’s common stock was 8,070,203

VERSATA, INC.

FORM 10-Q QUARTERLY REPORT

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

VERSATA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	January 31, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,895	$8,089
Short-term investments	4,601	5,693
Accounts receivable, net	3,094	1,917
Prepaid expenses and other current assets	337	411

Total current assets	14,927	16,110

Restricted cash	4,781	4,781
Property and equipment, net	1,898	2,098
Intangibles, net	—	2
Other assets	140	129

Total assets	$21,746	$23,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$809	$346
Accrued liabilities	2,344	2,230
Current portion of accrued restructuring and other	1,992	1,862
Current portion of deferred revenue	4,162	3,897

Total current liabilities	9,307	8,335

Accrued restructuring and other, less current portion	3,765	4,005
Deferred revenue, less current portion	1,205	934

Total liabilities	14,277	13,274

Stockholders’ equity:
Common stock $0.001 par value; 25,000 shares authorized, 8,069, and 7,374 shares issued and outstanding as of January 31, 2004 and October 31, 2003 respectively	45	45
Additional paid-in capital	216,639	216,672

Unearned stock-based compensation	(55)	(225)
Accumulated other comprehensive loss	(655)	(523)
Accumulated deficit	(208,505)	(206,123)

Total stockholders’ equity	7,469	9,846
Total liabilities and stockholders’ equity	$21,746	$23,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	January 31, 2004	January 31, 2003
Revenue:
Software license	$1,223	$2,708
Maintenance and support	1,437	1,371
Professional services	756	1,021

Total revenue	3,416	5,100

Cost of revenue:
Software license	66	48
Maintenance and support (1)	398	364
Professional services (1)	730	980

Total cost of revenue	1,194	1,392

Gross profit	2,222	3,708

Operating expense:
Sales and marketing (1)	1,500	1,607
Product development (1)	1,231	1,447
General and administrative (1)	1,072	818
Stock-based compensation	123	173
Amortization of intangibles	2	473
Restructuring and other	670	323

Total operating expense	4,598	4,841

Loss from operations	(2,376)	(1,133)
Interest income, net	22	81
Other non-operating expense, net	(28)	(118)

Net loss	$(2,382)	$(1,170)

Other comprehensive income (loss):
Change in unrealized loss on marketable securities	1	(2)
Change in foreign currency translation adjustments	(133)	(80)

Comprehensive loss	$(2,514)	$(1,252)

Basic and diluted net loss per share	$(0.30)	$(0.16)

Weighted-average common shares outstanding	7,908	7,244

(1) Unearned stock-based compensation excluded from cost of revenues and operating expenses:
Maintenance and support	5	6
Professional services	20	61
Sales and marketing	27	59
Product development	52	19
General and administrative	19	28

Total	$123	$173

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	January 31, 2004	January 31, 2003
Cash flows from operating activities:
Net loss	$(2,382)	$(1,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	1,029
Provision for doubtful accounts	18	(20)
Loss on disposal of property and equipment	9
Stock-based compensation	123	173
Change in operating assets and liabilities:
Accounts receivable	(1,195)	(1,738)
Unbilled receivables	—	84
Prepaid expenses and other current assets	74	107
Other assets	(11)	11
Accounts payable and accrued liabilities	577	(656)
Accrued restructuring and other	(110)	1,354
Deferred revenue	536	599

Net cash used in operating activities	(2,040)	(227)

Cash flows from investing activities:
Purchases of short-term investments	—	—
Proceeds from sales of short-term investments	1,092	1,552
Purchase of property and equipment	(128)	(29)

Net cash provided by investing activities	964	1,523

Cash flows from financing activities:
Payments on capital lease obligations and long term debt	—	(13)
Proceeds from exercise of stock options and warrants	14	—

Net cash provided by (used in) financing activities	14	(13)

Effects of exchange rate changes on cash and cash equivalents	(132)	(80)

Increase (decrease) in cash and cash equivalents	(1,194)	1,203
Cash and cash equivalents at beginning of period	8,089	12,287

Cash and cash equivalents at end of period	$6,895	$13,490

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$6

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    The Company

Versata, Inc. (“Versata” or the “Company”) was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata provides a business logic management system that enables the creation, execution, change and re-use of business logic (the “heart” of the application) for companies to build large, distributed applications using the Java 2, Enterprise Edition (“J2EE”) infrastructure. Versata provides a declarative approach for transaction and process logic, which enables companies to deliver business logic as a key strategic asset of their enterprise architecture.

On May 24, 2002, the Company implemented a one for six reverse stock split. All shares and per share amounts in these condensed consolidated financial statements have been restated to give effect to this reverse stock split.

We believe our cash, cash equivalents and short-term investments as of January 31, 2004 will be sufficient to meet general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2005 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

2.    Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2004, and for the three months ended January 31, 2004 and 2003 include the accounts of Versata and its subsidiaries, all of which are wholly owned and located in North America, Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

We have prepared the condensed consolidated financial statements included herein, without audit, in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

We believe that all necessary adjustments, consisting of only normal recurring items, have been included in the accompanying financial statements to fairly present the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year October 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the fiscal year ended October 31, 2003.

3.    Recent Accounting Pronouncements

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

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    Major Customers and Credit Risk Concentrations

For our fiscal quarter ended January 31, 2004, 85% of our license revenue was generated through our contractual relationship with IBM and one customer comprised 43% of our consolidated net accounts receivable.

5.    Stock Based Compensation Plans

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), and we comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our Company’s common stock and the exercise price. SFAS 123, as amended by SFAS 148 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123, as amended by SFAS 148 and Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).

Pro forma information regarding net loss and net loss per share is required by SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), which also requires that the information be determined as if our Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the minimum value method for periods to the date of our initial public offering and the Black-Scholes option-pricing model thereafter.

The following table illustrates the effect on net loss per share as if the fair value based method had been applied to all outstanding awards in each period (in thousands, except per share data):

	Three Months Ended January 31,
	2004	2003
Net loss, as reported	$(2,382)	$(1,170)
Add: Stock based employee compensation expense included in reported net loss	123	173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(567)	(249)

Pro forma net loss	$(2,826)	$(1,246)

Net loss per share:
Basic and diluted—as reported	$(0.30)	$(0.16)
Basic and diluted—pro forma	$(0.36)	$(0.17)

Our Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended January 31,
	2004	2003
Risk-free rates	3.1%–3.4%	3.7%–4.5%
Expected lives (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
Expected volatility	50%	132%

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.    Restructuring and Other

The following table summarizes the restructuring and other activity during the three months ended January 31, 2004 (in thousands):

	Employee Severance	Office Closure and Subleasing Costs	Other Costs	Total
Accrual balance, October 31, 2003	$128	$5,039	$700	$5,867
Additions and reclassifications	213	294	—	507
Cash paid	(236)	(381)	—	(617)

Accrual balance, January 31, 2004	$105	$4,952	$700	$5,757

We account for restructuring costs in accordance with the provisions of SFAS 146. Accordingly, liabilities for costs that will continue to be incurred for the remaining term of a contract without economic benefit are recognized and measured at their fair value when we cease using the right conveyed by the contract (“cease-use date”). When the contract is an operating lease, the fair value of the liability at the cease-use date is determined based on the present value of the remaining lease expense, reduced by any estimated sublease income that could be reasonably obtained for the property. The Company accrued for and paid additional severance payments to employees in both domestic and international locations as a result of the staff reductions implemented during the fiscal quarter. Additional accruals were made during the quarter for office closure and subleasing costs. These expenses principally related to professional services provided to the Company.

Other costs accrued at January 31, 2004 include $700,000 for the anticipated costs of the settlement agreement for the Securities Class Action and State Derivative Actions described in note 8, below.

7.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if the effect is antidilutive. Potential common stock consists of unvested restricted common stock and incremental common shares to be issued upon the exercise of stock options and warrants. The number of potential common stock equivalents excluded from the calculation totaled 1,539,369, as of January 31, 2004.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended January 31,
	2004	2003
Numerator:
Net Loss	$(2,382)	$(1,170)

Denominator:
Weighted average shares outstanding	7,938	7,368
Weighted average unvested shares of common stock subject to repurchase	(30)	(124)

Denominator for basic and diluted calculation	$7,908	$7,244

Basic and diluted net loss per share	$(0.30)	$(0.16)

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.    Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued Orders of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were all initially filed in 2001. Pursuant to the terms of the settlement, Versata’s insurers paid $9.75 million and Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. The shares of common stock have a $3.50 per share put option exercisable for 20 trading days commencing one year after distribution; however, the put shall expire should our stock trade above $3.50 per share for 15 trading days during the one year period following distribution. Distribution of the common stock occurred on January 28, 2004. As of January 31, 2004 and 2003 we had accrued $700,000 for this liability in accrued restructuring and other in the accompanying financial statements.

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

9.    Related Party Transactions

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

10.    Subsequent Events

On March 10, 2004 the Company and its landlord executed an amendment to the lease agreement for it’s headquarter office space located in Oakland, California. This amendment reduces the Company’s future lease obligation from approximately 75,000 square feet to approximately 25,000 square feet while extending the lease term by two additional years to August 31, 2010. As partial consideration for the amendment, Versata will release to the landlord the sum of $4.2 million of the existing letter of credit which appears as restricted cash on the Company’s balance sheet in the sum of $4.8 million. The payment of the amendment consideration will be accomplished by the landlord’s draw of the entire amount of the letter of credit and the remainder, $608,000, will be credited by the landlord towards our future rent obligations. In addition, Versata will issue to the landlord warrants for 50,000 shares of common stock at fair market value. Based on the satisfaction of certain obligations remaining by both parties, management determined that no adjustments for the amendment should be recorded to its financial statements in the fiscal quarter ended January 31, 2004. The Company did accrue additional restructuring expenses during the fiscal quarter ended January 31, 2004 for consulting services related to the lease restructure that were incurred during the quarter.

On February 27, 2004, Versata submitted an application to transfer the listing of its securities from the NASDAQ National Market to the NASDAQ SmallCap Market. The application is currently under NASDAQ listing qualifications department’s review. Versata expects to receive a response within approximately 21 days from NASDAQ’s receipt of its application.

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

Traditional data-management approaches emphasize the creation of information models, but often overlook the business rules that define the management of this information over time, leaving such responsibility to the various applications that produce and consume the shared data. As a result, many organizations find themselves with an increasingly fragmented information landscape, unable to answer such simple questions as “what accounts does this customer hold with us across all of our operating divisions?” Such segregated master data management problems must be addressed for businesses to quickly comply with important new regulatory initiatives such as the USA PATRIOT Act’s Anti-Money Laundering initiative or the HIPPA Healthcare patient records initiative.

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

Our cost of software license revenue consists of royalty payments to third parties for technology incorporated into our products and electronic delivery costs. Our cost of maintenance and support revenue consists of salaries and allocated overhead for support personnel. Our cost of professional services revenue consists of salaries and allocated overhead for professional service personnel and payments to third party consultants incurred in providing training, and consulting services. Cost of professional services revenue as a percentage of professional services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

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

Segment Information

Versata identifies its operating segments based on the business activities, management responsibility and geographical location. For both periods presented, Versata operated in a single business segment. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Three Months Ended January 31,
	2004	2003
	(Unaudited)	(Unaudited)
Software license revenue:
North America	$357	$2,191
Europe	866	517

	1,223	2,708
Maintenance and support revenue:
North America	$947	$895
Europe	490	476

	1,437	1,371
Professional services revenue:
North America	$387	$763
Europe	369	258

	756	1,021
Total revenue:
North America	$1,691	$3,849
Europe	1,725	1,251

	$3,416	$5,100

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the lines in our Unaudited Condensed Consolidated Statements of Operations:

Three Months Ended January 31,
	2004	2003
	(Unaudited)	(Unaudited)
Revenue:
Software license	36%	53%
Maintenance and support	42%	27%
Professional services	22%	20%

Total revenue	100%	100%

Cost of revenue:
Software license	2%	1%
Maintenance and support	12%	7%
Professional services	21%	19%

Total cost of revenue	35%	27%

Gross profit	65%	73%

Operating expense:
Sales and marketing	44%	32%
Product development	36%	28%
General and administrative	31%	16%
Stock-based compensation	4%	3%
Amortization of intangibles	— %	9%
Restructuring and other	20%	6%

Total operating expense	135%	95%

Loss from operations	(70)%	(22)%
Interest income, net	1%	2%
Other non-operating, net	(1)%	(3)%

Net loss	(70)%	(23)%

Revenue

Software License Revenue.    Software license revenue decreased by approximately $1.5 million, or 55%, to $1.2 million for the three months ended January 31, 2004 from $2.7 million for the three months ended January 31, 2003. North American license revenue in the three months ended January 31, 2004 decreased by 84% over the comparable prior year period. This decrease was offset by an increase of 68% in license revenues within our European operations for this period. This decrease in year-over-year revenue was attributable to general competitive pressures and overall market and economic conditions. In addition, during fiscal 2003 management attention was largely focused on sales to existing customers and expense reductions, not on generating sales to new customers. Management is currently focused on rebuilding the customer pipeline in order to increase revenue as demonstrated in the increase in software revenue this fiscal quarter as compared to the prior fiscal quarter ended October 31, 2003.

Maintenance and Support Revenue.    Maintenance and support revenue increased by $66,000, or 5%, to $1.4 million for the three months ended January 31, 2004 from $1.4 million for the three months ended January 31, 2003. The increase was primarily attributable to new maintenance and support revenues generated from license sales within the preceding twelve months offset by the non-renewal of certain existing maintenance and support contracts.

Professional Services Revenue. Services revenue decreased by $265,000, or 26%, to $756,000 in the three months ended January 31, 2004 from $1.0 million in the three months ended January 31, 2003. This decrease in service revenue included an increase of 42% in our international professional services operations, offset by a decrease of 49% for our North American professional services operations. The decrease in our North American professional services revenue was related to certain customers use of in-house project management and general competitive pressures.

Cost of Revenue

Cost of Software License Revenue.    Cost of license revenue consists of partner fees and royalties paid to third party vendors for use of their products embedded in our product offerings. Cost of software license revenue increased by $18,000, or 38%, to $66,000 for the three months ended January 31, 2004 from $48,000 for the three months ended January 31, 2003. This increase is principally related to partner referral fees paid in Europe.

Cost of Maintenance and Support Revenue.    Cost of maintenance and support revenue consists of salaries and allocated overhead for support personnel. Cost of maintenance and support revenue increased by $34,000, or 9%, to $398,000 for the three months ended January 31, 2004 from $364,000 for the three months ended January 31, 2003. As of January 31, 2004, we had 9 employees and contractors in our support operations as compared to 13 employees and contractors on January 31, 2003.

Cost of Professional Services Revenue.    Cost of professional services revenue consists of salaries and allocated overhead for professional service personnel and payments to third party consultants incurred in providing training and consulting services. Cost of service revenue decreased by $250,000, or 26%, to $730,000 for the three months ended January 31, 2004 from $980,000 for the three months ended January 31, 2003. This decrease was mainly attributable to the decrease in headcount in professional services and a reduction in the use of independent contractors. As of January 31, 2004, we had 17 employees and contractors in professional services as compared to 24 employees and contractors on January 31, 2003.

Gross Profit

Gross Profit.    Gross profit decreased by $1.5 million or 40%, to $2.2 million in the three months ended January 31, 2004 from $3.7 million in the three months ended January 31, 2003. Gross margins decreased to 65% for the three months ended January 31, 2004 from 73% for the three months ended January 31, 2003. The decrease in gross margin reflected a decrease in revenue of 33% while cost of revenue decreased by only 14%. Gross margins were also impacted by lower license revenues in the three months ended January 31, 2004 which generate significantly higher margins than maintenance and support or professional services revenues.

Operating Expenses

Sales and Marketing.    Sales and marketing expense consists of salaries, sales commissions, partners’ commissions, travel and entertainment expense, and marketing programs. Sales and marketing expense decreased by $107,000, or 7%, to $1.5 million in the three months ended January 31, 2004 from $1.6 million in the three months ended January 31, 2003. This decrease was principally related to the reduction in personnel related costs. As of January 31, 2004, we had 19 employees and contractors in our sales and marketing operations as compared to 29 employees and contractors on January 31, 2003.

Product Development.    Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $216,000, or 15%, to $1.2 million in the three months ended January 31, 2004 from $1.4 million in the three months ended January 31, 2003. This decrease was principally related to the reduction in personnel related costs, offset by an increase in contractor costs from the recently established relationship with Virtusa. All software development costs are expensed in the period incurred as they do not meet the requirements for capitalization under SFAS No. 86. As of January 31, 2004, we had 17 employees and contractors in product development as compared to 41 employees and contractors on January 31, 2003.

General and Administrative.    General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense increased by $256,000, or 31%, to $1.1 million in the three months ended January 31, 2004 from $818,000 in the three months ended January 31, 2003. This increase was primarily related to additional legal and accounting fees and an increase in bad debt reserves. As of January 31, 2004, we had 21 employees and contractors performing general and administrative functions as compared to 23 employees and contractors on January 31, 2003.

Stock-Based Compensation.    Stock-based compensation expense includes the cost of common stock awards granted to employees and consultants in exchange for services as well as the amortization of employee stock-based compensation. Employee stock-based compensation expense for stock options is amortized on an accelerated basis (under FIN 28) over the vesting period of the related options, generally 50 months. Stock-based compensation expense decreased by $50,000, or 29%, to $123,000 for the three months ended January 31, 2004 from $173,000 for the three months ended January 31, 2003. This decrease reflects our lower staff levels and the commensurate reduction in both common stock and stock option awards as well as lower amortization charges for pre-IPO stock, offset by fully vested common stock awards given to employees.

Amortization of Intangibles.    Intangible assets consist of purchased technology that is being amortized on a straight-line basis over the expected life of three years. The Company incurred $2,000 in amortization expense for the three months ended January 31, 2004. Amortization expense for the three months ended January 31, 2003 was $473,000.

Restructuring and Other.    Restructuring expense for the three months ended January 31, 2004 increased $347,000, or 107%, to $670,000 from $323,000 for the three months ended January 31, 2003. This increase relates primarily to severance payments for both domestic and international staff as well as additional restructuring costs incurred in the renegotiation of the lease agreement for our Oakland, California headquarters.

On March 10, 2004 the Company and its landlord executed an amendment to the lease agreement for it’s headquarter office space located in Oakland, California. This amendment reduces the Company’s future lease obligation from approximately 75,000 square feet to approximately 25,000 square feet while extending the lease term by two additional years to August 31, 2010. As partial consideration for the amendment, Versata will release to the landlord the sum of $4.2 million of the existing letter of credit which appears as restricted cash on the Company’s balance sheet in the sum of $4.8 million. The payment of the amendment consideration will be accomplished by the landlord’s draw of the entire amount of the letter of credit and the remainder, $608,000, will be credited by the landlord towards our future rent obligations. In addition, Versata will issue to the landlord warrants for 50,000 shares of common stock at fair market value. Based on the satisfaction of certain obligations remaining by both parties, management determined that no adjustments for the amendment should be recorded to its financial statements in the fiscal quarter ended January 31, 2004. The Company did accrue additional restructuring expenses during the fiscal quarter ended January 31, 2004 for consulting services related to the lease restructure that were incurred during the quarter.

Interest Income, Net.    Interest income, net, is primarily comprised of interest income from our cash and investments offset by interest paid on our equipment loan and capital lease obligations. We had net interest income of $22,000 for the three months ended January 31, 2004, a decrease of $59,000, or 73%, compared to net interest income of $81,000 for the three months ended January 31, 2003. The reduction in interest income is primarily due to our reduced cash balance and lower interest rates earned.

Other Non-Operating Expense.    Other non-operating expense primarily relates to various state and local taxes. The majority of these taxes are not based upon taxable income but on revenues, asset values or shares outstanding. We have incurred operating losses for all periods from inception through January 31, 2004, thus, we have not incurred an income tax liability for federal income taxes and only minimal liabilities for state income taxes. In addition, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Other non-operating expense decreased by $90,000, or 76%, from $118,000 for the three months ended January 31, 2003 to $28,000 for the three months ended January 31, 2004. This decrease relates primarily to lower revenues achieved in the three months ended January 31, 2004 and franchise tax expenses from prior periods included within the three months ended January 31, 2003.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment financing. As of January 31, 2004, we had $11.5 million in cash and cash equivalents and short-term investments, $5.6 million in working capital and $4.8 million in restricted cash. Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments with maturities between 91 days and 365 days. Working capital is current assets less current liabilities. Restricted cash consists primarily of a time deposit held at a major bank that secures an irrevocable letter of credit for the benefit of our landlord in lieu of a cash security deposit.

Net cash used in operating activities in each period reflects net losses offset by non-cash expenses, primarily depreciation and amortization and stock-based compensation. Net cash used in operating activities was also impacted by changes in working capital. Net cash used in operating activities was $2.0 million and $227,000 for the three months ended January 31, 2004 and 2003, respectively. During the fiscal quarter ended January 31, 2004, the decrease in cash flows from operating activities as compared to the fiscal quarter ended January 31, 2003 was driven by an increased operating loss for the period and a reduction in accrued restructuring provisions, offset by an increase in accounts payable and accrued liabilities.

Net cash provided by investing activities was $964,000 and $1.5 million for the three months ended January 31, 2004 and 2003, respectively. Net cash provided by investing activities was related primarily to the net proceeds from sales of short-term investments, offset by purchases of fixed assets.

Net cash provided by financing activities was $14,000 for the three months ended January 31, 2004 and related to the exercise of stock options. This compared to a net cash usage of $13,000 for the three months ended January 31, 2003 which related to payments on capital lease obligations and long term debt.

We believe that our cash and cash equivalents and short-term investments as of January 31, 2004 will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2005 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

Determining Functional Currencies for the Purpose of Consolidation

We have several foreign subsidiaries, which together account for approximately 50% of our net revenues for the quarter ended January 31, 2004, and 17% of our assets and 27% of our total liabilities as of January 31, 2004.

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

As of January 31, 2004, we had $11.5 million in cash and short-term investments, and working capital of approximately $5.6 million. To date, we have not achieved profitability or positive cash flow on a sustained basis. Although we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.

Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources, potentially to a serious degree. We may find it necessary to obtain additional equity or debt financing in fiscal 2005 or beyond. If we require additional external funding, there can be no assurance that we will be able to obtain it on a timely basis if at all, or, if available, on terms acceptable to us. Moreover, additional financing will cause dilution to existing stockholders. If we cannot secure adequate financing sources on a timely basis, then we would be required, at a minimum, to reduce our operating expenses, which would restrict our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels.

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

We Have Incurred Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of January 31, 2004, we had an accumulated deficit of $208.5 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

Any Potential Delisting of Versata’s Common Stock from the NASDAQ Market Could Harm Our Business.

Versata’s common stock currently trades on the NASDAQ National Market, which has certain quantitative continued listing requirements. Our balance sheet as of the end of fiscal year 2003 showed that we no longer met the NASDAQ National Market’s minimum stockholder equity requirement. As a result, we have made a request to transfer the listing of our common stock from the NASDAQ National Market to the NASDAQ SmallCap Market. It

is likely that our transfer to the Small Cap Market will occur in March. If, after our transfer, we are unable to maintain compliance with the Small Cap Market’s continued listing requirements, our common stock could be de-listed from the Small Cap Market, with future sales conducted only in the over the counter market. A transfer to the over the counter market could have a negative impact on the price and liquidity of our common stock.

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

If We Are Unable To Timely Satisfy Certain Obligations Under our Headquarters’ Newly Renegotiated Lease Agreement With Our Landlord, and Fail to Cure Any Defaults, Any Legal Action Taken Against Us By the Landlord Could Harm Our Financial Condition and Operating Results.

Versata has renegotiated its headquarters lease in Oakland, California with its landlord. Under the lease amendment, certain actions must be satisfied on a timely basis including landlord’s draw of Versata’s letter of credit and the issuance of warrants for 50,000 shares of common stock at fair market value. If we are unable to satisfy such obligations on a timely basis following receipt of any default notice, and if we fail to cure within applicable notice and cure periods, the landlord could elect to sue us for damages. Such actions taken against us by the Landlord could harm our financial condition and operating results.

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

All of the cash equivalents and short-term investments are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. As of January 31, 2004, the average number of days to maturity for the instruments held by the Company was 73 and the average yield earned on cost was 1.26%.

Foreign Currency Risks.    As of January 31, 2004, the Company had operating subsidiaries located in the United Kingdom, Germany, France, Canada, and Australia. International sales were made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued Orders of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were all initially filed in 2001. Pursuant to the terms of the settlement, Versata’s directors and officers insurers paid $9.75 million and implemented certain corporate therapeutics. In addition, Versata issued 200,000 shares of common stock in January 2004 to the Class. The shares of common stock have a $3.50 per share put option exercisable for 20 trading days commencing one year after distribution; however, the put shall expire should our stock trade above $3.50 per share for 15 trading days during the one year period following distribution. As of January 31, 2004 we had accrued $700,000 for this liability in accrued restructuring and other in the accompanying financial statements.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 28 2004, the Company issued 200,000 shares of Common Stock pursuant to the terms of a court approved settlement of the securities class action described above in Item 1. Legal Proceedings. The securities were exempt from registration under Section 3(a)(10) of the Securities Act of 1933.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 6.    Exhibits and Reports on Form 8-K

6(a) Exhibits.

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Reorganization by and among Versata, Inc., VATA Acquisition Corp., Verve, Inc. and Certain Shareholders of Verve, Inc., dated October 18, 2000.

3.1(2)	Amended and Restated Certificate of Incorporation of Versata.

3.2(2)	Amended and Restated Bylaws of Versata.

4.1(2)	Form of Specimen Common Stock Certificate.

10.1(2)*	2000 Stock Incentive Plan of Versata.

10.2(2)*	Employee Stock Purchase Plan of Versata.

10.3(2)	Fourth Amended and Restated Investors’ Rights Agreement, among Versata and some of its stockholders, dated November 30, 1999.

10.4(2)	Form of Indemnification Agreement entered into between Versata and each of its directors and executive officers.

10.5(2)	Agreement of Sublease dated October 18, 1999, between Versata and ICF Kaiser International, Inc.

Exhibit Number	Description of Document

10.6(2)	Loan and Security Agreement, dated January 23, 1997, between Versata and Venture Banking Group, a division of Cupertino National Bank, as amended September 22, 1998.

10.7(2)	Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix Leasing Incorporated, as amended on October 1, 1999.

10.8(2)+	Joint Product and Marketing Agreement, dated September 27, 1999, between Versata and IBM.

10.9(3)	Lease agreement, dated as of April 10, 2000, by and between Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.

10.10(4)	Software Remarketing Agreement, effective September 27, 2000, between Versata and International Business Machines Corporation.

10.11	2003 Employment Inducement Award Plan

10.12	Fourth Amendment to Lease Agreement

14.1	Code of Business Conduct and Ethics

21.1**	Subsidiaries of Versata.

23.1	Consent of Grant Thornton LLP, Independent Accountants.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

31.1	Certification of Chief Executive Officer Pursuant To Rules 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Financial Officer Pursuant To Rules 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
**	Previously filed.
(1)	Incorporated by reference from the Company’s Form 8-K dated December 1, 2000.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-92451).
(3)	Incorporated by reference from the Company’s Form 10-Q dated August 14, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q dated September 24, 2000.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 6.    Exhibits and Reports on Form 8-K

6(b) Reports on Form 8-K:

The Company filed a Form 8-K on November 25, 2003 with a press release announcing the appointment of Wade Woodson to Versata’s Board of Directors.

The Company filed a Form 8-K on February 26, 2004 with a press release announcing the appointment of Linda Giampa to Vice President, Worldwide Field Operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Versata, Inc. duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2004	/s/ ALAN BARATZ
Alan Baratz President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: March 12, 2004	/s/ WILLIAM FREDERICK
William Frederick Chief Financial Officer Secretary and Vice President (Principal Financial Officer)