Form 10-Q
period 2004-04-30
VERSATA INC
filed 2004-06-14
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

As of May 28, 2004, the total number of outstanding shares of the Registrant’s common stock was 8,122,069

VERSATA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSATA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2004	October 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,619	$8,089
Short-term investments	4,093	5,693
Accounts receivable, net	2,464	1,917
Prepaid expenses and other current assets	1,304	411

Total current assets	14,480	16,110
Restricted cash	—	4,781
Property and equipment, net	1,510	2,098
Intangibles, net	—	2
Other assets	130	129

Total assets	$16,120	$23,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$604	$346
Accrued liabilities	1,849	2,230
Current portion of accrued restructuring and other	803	1,862
Current portion of deferred revenue	4,695	3,897

Total current liabilities	7,951	8,335
Accrued restructuring and other, less current portion	—	4,005
Deferred revenue, less current portion	924	934
Other long-term liabilities	37	—

Total liabilities	8,912	13,274
Stockholders’ equity:
Common stock $0.001 par value; 25,000 shares authorized, 8,122, and 7,882 shares issued and outstanding as of April 30, 2004 and October 31, 2003 respectively	45	45
Additional paid-in capital	216,778	216,672
Unearned stock-based compensation	(26)	(225)
Accumulated other comprehensive loss	(204)	(523)
Accumulated deficit	(209,385)	(206,123)

Total stockholders’ equity	7,208	9,846

Total liabilities and stockholders’ equity	$16,120	$23,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003
Revenue:
Software license	$1,294	$1,878	$2,517	$4,586
Maintenance and support	1,453	1,542	2,890	2,913
Professional services	983	1,057	1,739	2,078

Total revenue	3,730	4,477	7,146	9,577

Cost of revenue:
Software license	51	138	117	186
Maintenance and support (1)	353	422	751	786
Professional services (1)	831	892	1,561	1,872

Total cost of revenue	1,235	1,452	2,429	2,844

Gross profit	2,495	3,025	4,717	6,733

Operating expense:
Sales and marketing (1)	1,413	1,646	2,913	3,253
Product development (1)	884	1,248	2,115	2,695
General and administrative (1)	1,105	657	2,179	1,475
Stock-based compensation	100	121	223	294
Amortization of intangibles	—	500	—	973
Restructuring and other (1)	(99)	83	571	406

Total operating expense	3,403	4,255	8,001	9,096

Loss from operations	(908)	(1,230)	(3,284)	(2,363)
Interest income, net	35	41	57	122
Other non-operating income (expense), net	(7)	20	(35)	(98)

Net loss	$(880)	$(1,169)	$(3,262)	$(2,339)

Other comprehensive income (loss):
Change in unrealized loss on marketable securities	(1)	(6)	—	(8)
Change in foreign currency translation adjustments	452	(85)	319	(165)

Comprehensive loss	$(429)	$(1,260)	$(2,943)	$(2,512)

Basic and diluted net loss per share	$(0.11)	$(0.16)	$(0.41)	$(0.32)

Weighted-average common shares outstanding	8,082	7,326	7,995	7,294

(1) Unearned stock-based compensation excluded from cost of revenues and operating expenses:
Maintenance and support	2	56	7	117
Professional services	14	4	34	10
Sales and marketing	20	68	47	127
Product development	45	78	97	97
General and administrative	19	34	38	62
Restructuring and other	—	(119)	—	(119)

Total	$100	$121	$223	$294

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	April 30, 2004	April 30, 2003
Cash flows from operating activities:
Net loss	$(3,262)	$(2,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538	1,922
Provision for doubtful accounts	96	(261)
Loss on disposal of property and equipment	191	34
Stock-based compensation	223	294
Warrants issued	54	—
Change in operating assets and liabilities:
Accounts receivable	(643)	711
Unbilled receivables	(91)	111
Prepaid expenses and other current assets	(802)	(213)
Other assets	(1)	29
Accounts payable and accrued liabilities	(86)	(1,021)
Accrued restructuring and other, net of restricted cash	(283)	1,092
Deferred revenue	789	(552)

Net cash used in operating activities	(3,277)	(193)

Cash flows from investing activities:
Purchases of short-term investments	(500)	(1,272)
Proceeds from sales of short-term investments	2,100	2,819
Proceeds from sales of restricted cash investments	—	297
Purchase of property and equipment	(140)	—

Net cash provided by investing activities	1,460	1,844

Cash flows from financing activities:
Payments on capital lease obligations and long term debt	—	(254)
Proceeds from the sale of common stock held by a former officer	—	8
Proceeds from exercise of stock options and warrants	28	—

Net cash provided by (used in) financing activities	28	(246)

Effects of exchange rate changes on cash and cash equivalents	319	(165)

Increase (decrease) in cash and cash equivalents	(1,470)	1,240
Cash and cash equivalents at beginning of period	8,089	12,287

Cash and cash equivalents at end of period	$6,619	$13,527

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$38

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

On May 24, 2002, the Company implemented a one for six reverse stock-split. All shares and per share amounts in these condensed consolidated financial statements have been restated to give effect to this reverse stock-split.

We believe our cash, cash equivalents and short-term investments as of April 30, 2004 will be sufficient to meet general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2005 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

2. Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 30, 2004, and for the three months and six months ended April 30, 2004 and 2003 include the accounts of Versata and its subsidiaries, all of which are wholly owned and located in North America, Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

We have prepared the condensed consolidated financial statements included herein, without audit, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

3. Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements were effective for the Company during the quarter ended April 30, 2003.

4. Major Customers and Credit Risk Concentrations

For our fiscal quarter ended April 30, 2004, one customer comprised 25% of our total revenue. In addition, one customer comprised 58% of our consolidated net accounts receivable.

5. Stock Based Compensation Plans

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), and we comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our Company’s

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

common stock and the exercise price. SFAS 123, as amended by SFAS 148, defines a “fair value” based method of accounting for an employee stock option or similar equity investment. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123, as amended by SFAS 148, and Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).

Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if our Company has accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the minimum value method for periods to the date of our initial public offering and the Black-Scholes option-pricing model thereafter.

The following table illustrates the effect on net loss per share as if the fair value based method had been applied to all outstanding awards in each period (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net loss, as reported	$(880)	$(1,169)	$(3,262)	$(2,339)
Add: Stock based employee compensation expense included in reported net loss	100	121	223	294
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(328)	(250)	(679)	(499)

Pro forma net loss	$(1,108)	$(1,298)	$(3,718)	$(2,544)

Net loss per share:
Basic and diluted—as reported	$(0.11)	$(0.16)	$(0.41)	$(0.32)
Basic and diluted—pro forma	$(0.14)	$(0.18)	$(0.47)	$(0.35)

Our Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Risk-free rates	2.7%–3.0%	3.0%–3.1%	2.7%–3.5%	2.9%–3.3%
Expected lives (in years)	5.0	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	73%	73%	63%	91%

6. Restructuring and Other

The following table summarizes the restructuring and other activity during the six months ended April 30, 2004 (in thousands):

	Employee Severance	Office Closure and Subleasing Costs	Other Costs	Total
Accrual balance, October 31, 2003	$128	$5,039	$700	$5,867
Additions and reclassifications	213	294	—	507
Cash paid	(236)	(381)	—	(617)

Accrual balance, January 31, 2004	105	4,952	700	5,757

Additions and reclassifications	50	(275)	(40)	(265)
Relinquishment of restricted cash	—	(4,173)	—	(4,173)
Cash paid	(30)	(486)	—	(516)

Accrual balance, April 30, 2004	$125	$18	$660	$803

We account for restructuring costs in accordance with Statement of Financial Accounting Standards 146, Accounting for Exit or Disposal Activities (“SFAS 146”). Consequently, liabilities for costs that will continue to be incurred for the remaining term of a contract without economic benefit are recognized and measured at their fair value when we cease using the right conveyed by the

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contract (“cease-use date”). When the contract is an operating lease, the fair value of the liability at the cease-use date is determined based on the present value of the remaining lease expense, reduced by any estimated sublease income that could be reasonably obtained for the property. The Company accrued for and paid additional severance payments to employees in both domestic and international locations as a result of the staff reductions implemented during the fiscal quarter. Additional accruals were made during the quarter for office closure and subleasing costs.

Other costs accrued at April 30, 2004 include $660,000 for the anticipated costs of the settlement agreement for the Securities Class Action and State Derivative Actions described in note 8, below.

On March 10, 2004 the Company and its landlord executed an amendment to the lease agreement for the Company’s headquarter office space located in Oakland, California. This amendment reduced the Company’s future rent expense as well as reducing our physical space obligations from approximately 75,000 square feet to approximately 25,000 square feet. In addition, we agreed to extend the lease term by two additional years to August 31, 2010. As partial consideration for the amendment, Versata released to the landlord the sum of $4.2 million of the existing letter of credit which appeared as restricted cash on the Company’s balance sheet in the sum of $4.8 million, as of January 31, 2004. The payment of the amendment consideration was accomplished by the landlord’s draw of the entire amount of the letter of credit and the remainder, $608,000, was credited by the landlord towards our rent obligations through October 31, 2004. In addition, Versata issued to the landlord warrants for 50,000 shares of common stock at a fair market value of $54,000, based upon the Black-Scholes option-pricing model.

On May 13, 2004 the Company entered into an extension of an existing sublease within its Oakland, California headquarters. Pursuant to the terms and conditions of the master lease amendment, and triggered by the sublease extension, the Company is required to relocate to the space it is partially subleasing within the building by September 3, 2004. The leasehold improvements made by the Company, along with certain furniture and fixtures contained within its current premises, must be abandoned when the Company is relocated. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company is required to depreciate these assets over the remainder of the period the Company will remain within its existing premises. Accordingly, the Company will experience additional restructuring charges of approximately $740,000 in the third and fourth fiscal quarters relating to the accelerated deprecation of these assets.

7. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of unvested restricted common stock and incremental common shares to be issued upon the exercise of stock options and warrants. The number of potential common stock equivalents excluded from the calculation totaled 1,660,651 and 1,068,887 as of April 30, 2004 and 2003, respectively.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Numerator:
Net Loss	$(880)	$(1,169)	$(3,262)	$(2,339)

Denominator:
Weighted average shares outstanding	8,102	7,389	8,021	7,379
Weighted average unvested shares of common stock subject to repurchase	(20)	(63)	(25)	(84)

Denominator for basic and diluted calculation	$8,082	$7,326	$7,995	$7,294

Basic and diluted net loss per share	$(0.11)	$(0.16)	$(0.41)	$(0.32)

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued Orders of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were all initially filed in 2001. Pursuant to the terms of the settlement, Versata’s insurers paid $9.75 million and Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. Distribution of the common stock occurred on January 28, 2004. The shares of common stock have a $3.50 per share put option exercisable for 20 trading days commencing one year after distribution; however, the put shall expire should our stock trade above $3.50 per share for 15 trading days during the one year period following distribution. Alternatively, holders of this common stock may choose to sell the stock in the open market before this one year period has elapsed. We reduced the accrued liability for the settlement shares by $40,000 during the second fiscal quarter of 2004 based upon the number of the settlement shares actually sold within the quarter as the put option expired upon the sale of these shares. Accordingly, as of April 30, 2004 we had an accrual of $660,000 recorded for this liability, classified as accrued restructuring and other within the accompanying financial statements.

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

10. Subsequent Events

On May 13, 2004 the Company executed an extension of its sublease with its tenant. Pursuant to the terms and conditions of the master lease amendment, and triggered by this sublease extension, the Company is required to relocate to the space it is partially subleasing within the building by September 3, 2004.

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

The Company provides solutions for automating and simplifying the building, maintenance and ongoing evolution of large, complex, data-intensive enterprise applications. These applications typically access multiple data sources, incorporate multiple database tables and user interfaces, execute very complex business transactions and support thousands of users. The Versata solution effectively and efficiently replaces time-intensive hand-coding efforts associated with Java 2, Enterprise Edition (“J2EE”) with simple, intuitive business rules and graphical process flow specification.

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

Our cost of software license revenue consists primarily of royalty payments to third parties for technology incorporated into our products. Our cost of maintenance and support revenue consists of salaries and allocated overhead for support personnel. Our cost of professional services revenue consists of salaries and allocated overhead for professional service personnel and payments to third party consultants incurred in providing training, and consulting services. Cost of professional services revenue as a percentage of professional services revenue is likely to vary significantly from period to period depending on overall utilization rates, the mix of services we provide and whether these services are provided by us or by third-party contractors.

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred as such costs do not meet the requirements for capitalization under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception.

Segment Information

Versata identifies its operating segments based on the business activities, management responsibility and geographical location. For both periods presented, Versata operated in a single business segment. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Software license revenue:
North America	$359	$1,642	$716	$3,833
Europe	935	236	1,801	753

	1,294	1,878	2,517	4,586
Maintenance and support revenue:
North America	$940	$1,084	$1,887	$1,979
Europe	513	458	1,003	934

	1,453	1,542	2,890	2,913
Professional services revenue:
North America	$669	$665	$1,056	$1,428
Europe	314	392	683	650

	983	1,057	1,739	2,078
Total revenue:
North America	$1,968	$3,391	$3,659	$7,240
Europe	1,762	1,086	3,487	2,337

	$3,730	$4,477	$7,146	$9,577

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the lines in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Software license	35%	42%	35%	48%
Maintenance and support	39%	34%	40%	30%
Professional services	26%	24%	25%	22%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Software license	2%	3%	2%	2%
Maintenance and support	9%	9%	10%	8%
Professional services	22%	20%	22%	20%

Total cost of revenue	33%	32%	34%	30%

Gross profit	67%	68%	66%	70%
Operating expense:
Sales and marketing	37%	37%	41%	34%
Product development	24%	28%	30%	28%
General and administrative	30%	15%	30%	15%
Stock-based compensation	3%	3%	3%	3%
Amortization of intangibles	—%	11%	—%	10%
Restructuring and other	(3)%	2%	8%	4%

Total operating expense	91%	96%	112%	94%
Loss from operations	(24)%	(28)%	(46)%	(24)%
Interest income, net	1%	1%	1%	1%
Other non-operating income (expense), net	—%	—%	(1)%	(1)%

Net loss	(23)%	(27)%	(46)%	(24)%

Revenue

Total Revenue. Total revenue consists of software license revenue, maintenance and support revenue, and professional services revenue. Total revenue for the three months ended April 30, 2004 decreased by approximately $747,000, or 17%, to $3.7 million from $4.5 million in the three months ended April 30, 2003. Total revenue for the six months ended April 30, 2004 decreased approximately $2.4 million, or 25%, to $7.1 million from $9.6 million in the six months ended April 30, 2003. The primary reason for these decreases relates to a reduction in software license revenue, particularly in our North American operations.

Software License Revenue. Software license revenue for the three months ended April 30, 2004 decreased by approximately $584,000, or 31%, to $1.3 million from $1.9 million in the three months ended April 30, 2003. Software license revenue for the six months ended April 30, 2004 decreased approximately $2.1 million, or 45%, from $4.6 million to $2.5 million compared to the six months ended April 30, 2003. These decreases were attributable to general competitive pressures and overall market and economic conditions and were most obvious within our North American markets where license revenues for the three month and six periods ended April 30, 2004 fell by 78% and 81%, respectively, from the comparable three month and six month periods ended April 30, 2003. In addition, during fiscal 2003 management attention was largely focused on sales to existing customers and expense reductions, not on generating sales to new customers. Management is currently focused on rebuilding the customer pipeline in order to increase revenue. Software license revenue declined to an all time low of $487,000 in the third quarter of fiscal 2003. Since that time the Company has achieved three quarters of consecutive software license growth.

Maintenance and Support Revenue. Maintenance and support revenue was $1.5 million for the three months ended April 30, 2004 and 2003 and $2.9 million for the six months ended April 30, 2004 and 2003. Thus, new maintenance and support revenues generated from license sales within the preceding twelve months have, essentially, offset the non-renewal of certain existing maintenance and support contracts. Maintenance and support revenue for our European operations increased slightly in both the three month and six month reporting periods while decreasing slightly within our North American operations. This reflects our stronger license sales in Europe.

Professional Services Revenue. Professional services revenue decreased by $74,000, or 7%, to $983,000 in the three months ended April 30, 2004 from $1.1 million in the three months ended April 30, 2003. Professional services revenue decreased by $339,000, or 16%, to $1.7 million for the six months ended April 30, 2004 from $2.1 million for the six months ended April 30, 2003. The decrease in professional services revenue for the six months ended April 30, 2004 was primarily due to our North American operations and is related to the reduced license revenue in that region. Certain customers have acquired the necessary skills from previous engagements and, thus, can perform various technical functions on an in-house basis. We are also experiencing competitive pricing pressures from small, independent consulting firms operating with lower overhead.

Cost of Revenue

Total Cost of Revenue. Total cost of revenue decreased by $217,000, or 15%, to $1.2 million in the three months ended April 30, 2004 from $1.5 million in the three months ended April 30, 2003. Total cost of revenue decreased by $415,000, or 15%, to $2.4 million for the six months ended April 30, 2004 from $2.8 million for the six months ended April 30, 2003. These decreases were primarily attributable to management’s restructuring plan initiated to better align our costs with our revenue. Additionally, these decreases reflect the lower revenues experienced in both reporting periods.

Cost of Software License Revenue. Cost of software license revenue consists of partner fees and royalties paid to third party vendors for the use of their products embedded within our product offerings. Cost of software license revenue decreased by $87,000, or 63%, to $51,000 for the three months ended April 30, 2004 from $138,000 for the three months ended April 30, 2003. Cost of software license revenue decreased by $69,000, or 37%, to $117,000 for the six months ended April 30, 2004 from $186,000 for the six months ended April 30, 2003. These expense decreases parallel the lower software license revenues achieved in the current fiscal year, including lower third-party royalty costs.

Cost of Maintenance and Support Revenue. Cost of maintenance and support revenue consists of salaries and allocated overhead for support personnel. Cost of maintenance and support revenue decreased by $69,000, or 16%, to $353,000 for the three months ended April 30, 2004 from $422,000 for the three months ended April 30, 2003. Cost of maintenance and support revenue decreased by $35,000, or 4%, to $751,000 for the six months ended April 30, 2004 from $786,000 for the six months ended April 30, 2003. These decreases relate mainly to a reduction in personnel costs. As of April 30, 2004, we had 7 employees and contractors in our support operations as compared to 10 employees and contractors at April 30, 2003.

Cost of Professional Services Revenue. Cost of professional services revenue consists of salaries and allocated overhead for professional service personnel and payments to third party consultants incurred in providing training and consulting services. Cost of service revenue decreased by $61,000, or 7%, to $831,000 for the three months ended April 30, 2004 from $892,000 for the three months ended April 30, 2003. Cost of service revenue decreased by $311,000, or 17%, to $1.6 million for the six months ended April 30, 2004 from $1.9 million for the six months ended April 30, 2003. The decrease experienced in both periods was mainly attributable to the reduction in headcount. As a percentage of revenue, costs were constant at 84% for both of the three month periods ended April 30, 2004 and April 30, 2003, respectively, and were similarly constant at 90% for the six month periods ended April 30, 2004 and April 30, 2003, respectively. As of April 30, 2004, we had 18 employees and contractors in professional services as compared to 21 employees and contractors on April 30, 2003.

Gross Profit

Gross Profit. Gross profit decreased by $530,000, or 18%, to $2.5 million in the three months ended April 30, 2004 from $3.0 million in the three months ended April 30, 2003. Gross margins decreased to 67% for the three months ended April 30, 2004 from 68% for the three months ended April 30, 2003. Gross profit decreased by $2.0 million, or 30%, to $4.7 million in the six months ended April 30, 2004 from $6.7 million in the six months ended April 30, 2003. Gross margins decreased to 66% for the six months ended April 30, 2004 from 70% for the six months ended April 30, 2003

The general decrease in gross margins reflects the decrease in revenue in the current fiscal year as the cost of revenue actually decreased both periods. Gross margins were also impacted by lower license revenues, in the current fiscal year, which generate significantly higher margins than maintenance and support or professional services revenues.

The following table summarizes the key revenue, cost of revenue and gross profit components:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total revenue	$3,730	$4,477	$7,146	$9,577
Total cost of revenue	1,235	1,452	2,429	2,844

Gross profit	2,495	3,025	4,717	6,733

Gross margin	67%	68%	66%	70%

Operating Expenses

Sales and Marketing. Sales and marketing expense includes salaries, direct sales force and partner commissions, travel and entertainment, and marketing programs. Sales and marketing expense decreased by $233,000, or 14%, to $1.4 million in the three months ended April 30, 2004 from $1.6 million in the three months ended April 30, 2003. Sales and marketing expense decreased by $340,000, or 10%, to $2.9 million in the six months ended April 30, 2004 from $3.3 million in the six months ended April 30, 2003. These decreases were principally related to the reduction in personnel costs, including lower commission expenses based on the lower revenues achieved. As of April 30, 2004, we had 15 employees and contractors in our sales and marketing operations as compared to 27 employees and contractors on April 30, 2003. As a percentage of revenue, sales and marketing expense was 38% and 37%, respectively, for the three month periods ended April 30, 2004 and 2003, while increasing to 41% for the six month period ended April 30, 2004 from 34% for the six month period ended April 30, 2003. The increase in expense, as a percentage of revenue, reflected the lower revenues achieved in the current fiscal year.

Product Development. Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $364,000, or 29%, to $884,000 in the three months ended April 30, 2004 from $1.2 million in the three months ended April 30, 2003. Product development expense decreased by $580,000, or 22%, to $2.1 million in the six months ended April 30, 2004 from $2.7 million in the six months ended April 30, 2003. These decreases were principally driven by a reduction in personnel related costs, partially offset by an increase in contractor costs from our recently established relationship with Virtusa. All software development costs are expensed in the period incurred as they do not meet the requirements for capitalization under SFAS 86. As of April 30, 2004, we had 33 employees and contractors in product development as compared to 38 employees and contractors on April 30, 2003. As a percentage of revenue, product development expense decreased to 24% for the three months ended April 30, 2004 from 28% for the three months ended April 30, 2003 while increasing to 30% for the six months ended April 30, 2004 from 28% for the six months ended April 30, 2003. The decrease in expense, as a percentage of revenue, reflects the benefits derived from our relationship with Virtusa while the increase in expense, as a percentage of revenue, reflected the lower revenues achieved in the current fiscal year.

General and Administrative. General and administrative expense includes salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense increased by $448,000, or 68%, to $1.1 million in the three months ended April 30, 2004 from $657,000 in the three months ended April 30, 2003. General and administrative expense increased by $704,000, or 48%, to $2.2 million in the six months ended April 30, 2004 from $1.5 million in the six months ended April 30, 2003. These increases were mainly related to the Company recording a charge in the bad debt provision for the three months ended April 30, 2004 of $90,000 as compared to a credit of $237,000 for the three months ended April 30, 2003. In addition, we experienced additional legal, regulatory and other professional fees in the current fiscal year relating to our transition to the NASDAQ small cap market and the issuance of a shareholder rights plan. As of April 30, 2004, we had 17 employees and contractors performing general and administrative functions as compared to 20 employees and contractors on April 30, 2003. As a percentage of revenue, general and administrative expense increased to 30% for the three month and six month periods ended April 30, 2004 from 15% for the three month and six month periods ended April 30, 2003.

Stock-Based Compensation. Stock-based compensation includes the cost of common stock awards granted to employees and consultants in exchange for services as well as the amortization of employee stock option grants. Employee stock-based compensation expense for stock options is amortized on an accelerated basis under FIN 28 over the vesting period of the related options, generally 50 months. Stock-based compensation expense decreased by $21,000, or 17%, to $100,000 for the three months ended April 30, 2004 from $121,000 for the three months ended April 30, 2003. Stock-based compensation expense decreased by $71,000, or 24%, to $223,000 for the six months ended April 30, 2004 from $294,000 for the six months ended April 30, 2003. The decreases in both comparable periods reflected our lower staff levels and the commensurate reduction in both common stock and stock option awards. Overall, we experienced lower amortization charges for pre-IPO stock option awards, offset by fully vested common stock awards.

Amortization of Intangibles. Intangible assets consist of purchased technology which are generally amortized on a straight-line basis over the expected life of three years. The Company incurred no amortization expense for the three month or six month periods ended April 30, 2004 as the asset had been fully amortized in the first quarter of this fiscal year. Amortization expense for the three and six months ended April 30, 2003 was $500,000 and $973,000, respectively.

Restructuring and Other. Restructuring expense for the three months ended April 30, 2004 decreased $182,000 to a credit amount of $99,000 from an expense of $83,000 for the three months ended April 30, 2003. Restructuring expense for the six months ended April 30, 2004 increased $165,000 to $571,000 from $406,000 for the six months ended April 30, 2003. The decrease in the three months ended April 30, 2004 principally related to the renegotiation of the lease agreement for our Oakland, California headquarters. As a result, we reversed the accrued restructuring charges and wrote-off the majority of our restricted cash balance. The resulting net credit amount was further reduced by various charges for the sale of our French subsidiary, the disposal of certain fixed assets and the payment of additional severance payments. The increase of $165,000 in expense for the six months ended April 30, 2004 largely relates to severance payments for both our domestic and international staff and additional expenses incurred in the renegotiation of the lease agreement for our Oakland, California headquarters.

On March 10, 2004 the Company and its landlord executed an amendment to the lease agreement for the Company’s headquarter office space located in Oakland, California. This amendment reduced the Company’s future rent expense as well as reducing our physical space obligations from approximately 75,000 square feet to approximately 25,000 square feet. In addition, we agreed to extend the lease term by two additional years to August 31, 2010. As partial consideration for the amendment, Versata released to the landlord the sum of $4.2 million of the existing letter of credit which appeared as restricted cash on the Company’s balance sheet in the sum of $4.8 million, as of January 31, 2004. The payment of the amendment consideration was accomplished by the landlord’s draw of the entire amount of the letter of credit and the remainder, $608,000, was credited by the landlord towards our rent obligations through October 31, 2004. In addition, Versata issued to the landlord warrants for 50,000 shares of common stock at a fair market value of $54,000.

On May 13, 2004 the Company entered into an extension of an existing sublease within its Oakland, California headquarters. Pursuant to the terms and conditions of the master lease amendment, and triggered by the sublease extension, the Company is required to relocate to the space it is partially subleasing within the building by September 3, 2004. The leasehold improvements made by the Company, along with certain furniture and fixtures contained within its current premises, must be abandoned when the Company is relocated. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company is required to depreciate these assets over the remaining period, that is, until it vacates its existing premises. Accordingly, the Company will experience additional restructuring charges of approximately $740,000 in the third and fourth fiscal quarters relating to the accelerated deprecation of these assets.

Interest Income, Net. Interest income, net, is primarily comprised of interest income from our cash and investments offset by interest paid on any equipment loans and capital lease obligations. We had net interest income of $35,000 for the three months ended April 30, 2004, a decrease of $6,000, or 15%, compared to net interest income of $41,000 for the three months ended April 30, 2003. We had net interest income of $57,000 for the six months ended April 30, 2004, a decrease of $65,000, or 53%, compared to net interest income of $122,000 for the six months ended April 30, 2003. The reduction in interest income in both periods is primarily due to our reduced cash and cash equivalent balances and lower interest rates earned. We have incurred approximately $1,000 of interest expense in fiscal 2004.

Other Non-Operating Income (Expense), Net. Other non-operating income (expense), net primarily relates to various state and local taxes. The majority of these taxes are not based upon taxable income but on revenues, asset values or shares outstanding. We have incurred operating losses for all periods from inception through April 30, 2004, thus, we have not incurred an income tax liability for federal income taxes and only minimal liabilities for state income taxes. In addition, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Other net non-operating expense increased by $27,000 to a charge of $7,000 for the three months ended April 30, 2004 as compared to a credit of $20,000 for the three months ended April 30, 2003. Other net non-operating expense decreased by $63,000, or 64%, to $35,000 for the six months ended April 30, 2004 from $98,000 for the six months ended April 30, 2003. For the three month periods ending April 30, 2004 and 2003 the increase is largely a result of a California sales tax refund, partially offset by additional Delaware franchise taxes, recorded in the prior fiscal year. For the six month periods ending April 30, 2004 and 2003, the major reason for the decrease relates to lower charges for Delaware franchise taxes in 2004.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment financing. As of April 30, 2004, we had $10.7 million in cash and cash equivalents and short-term investments and $6.5 million in working capital. Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments with maturities between 91 days and 365 days. Working capital is current assets less current liabilities.

Net cash used in operating activities in each period reflects the net losses offset by non-cash expenses, primarily depreciation and amortization and stock-based compensation. Net cash used in operating activities is also impacted by changes in working capital. Net cash used in operating activities was $3.3 million and $193,000 for the six months ended April 30, 2004 and 2003, respectively. During the six month period ended April 30, 2004, the decrease in cash flows from operating activities was mainly related to the operating loss of $3.3 million. The positive affects of non-cash items such as deferred revenue, depreciation, stock-based compensation and bad debt provision were offset by increases in accounts receivable and pre-paid assets. For the six month period ended April 30, 2003, the operating loss of $2.3 million was reduced by depreciation and amortization expense, stock-based compensation, accounts receivable collections and accrued restructuring charges, partially offset by a reduction in accounts payable and accrued liabilities as well as a reduction in deferred revenues.

Net cash provided by investing activities was $1.5 million and $1.8 million for the six months ended April 30, 2004 and 2003, respectively. Net cash provided by investing activities was related primarily to the net proceeds from the sales and purchases of short-term investments, offset by the purchases of fixed assets.

Net cash provided by financing activities was $28,000 for the six months ended April 30, 2004 and was attributable to the exercise of stock options. This compared to a net cash usage of $246,000 for the six months ended April 30, 2003 which largely related to payments on capital lease obligations and long term debt.

We believe our cash and cash equivalents and short-term investments as of April 30, 2004 will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2005 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

Determining Functional Currencies for the Purpose of Consolidation

We have several foreign subsidiaries, which together account for approximately 47% of our net revenues for the quarter ended April 30, 2004, and 36% of our assets and 54% of our total liabilities as of April 30, 2004.

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

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro, and Australian and Canadian dollars. Any future translation gains or losses could be significantly higher than those noted in each of these periods. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in our statement of operations.

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

As of April 30, 2004, we had $10.7 million in cash and short-term investments, and working capital of approximately $6.5 million. To date, we have not achieved profitability or positive cash flow on a sustained basis. Although we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.

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

We Have Incurred Operating Losses Since Our Inception and are Likely to Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of April 30, 2004, we had an accumulated deficit of $209.4 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

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

Any Potential Delisting of Versata’s Common Stock from the NASDAQ Small Cap Market Could Harm Our Business.

Versata’s common stock currently trades on the NASDAQ Small Cap National Market, which has certain quantitative continued listing requirements. In March 2004 we transferred the listing of our common stock from the NASDAQ National Market to the NASDAQ Small Cap Market because we no longer met the NASDAQ National Market’s minimum stockholder’s equity requirements. If we are unable to maintain compliance with the Small Cap Market’s continued listing requirements, our common stock could be de-listed from the Small Cap Market, with future sales conducted only in the over the counter market. A transfer to the over the counter market could have a negative impact on the price and liquidity of our common stock.

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

Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). In addition, in December 2003, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 104. However, the accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices, which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our results of operations.

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

Our Failure to Maintain Ongoing Sales Through Distribution Channels Will Result in Lower Revenues.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as ISVs, systems integrators and independent consultants, application service providers (“ASPs”) and resellers, particularly IBM. Our agreement with IBM provides for our current relationship to continue through December 31, 2004. We do not anticipate the renewal of this agreement with IBM as IBM acquired Rational Corporation last year and Rational offers competing products. Our ability to achieve revenue growth in the future will depend in part on our success in making our direct sales force more efficient and in further establishing and expanding relationships with distributors, ASPs, ISVs, Original Equipment Manufacturers (“OEMs”) and systems integrators. We intend to seek distribution arrangements with additional ISVs to embed our solutions in their products. It is possible that we will not be able to increase the efficiency of our direct sales force or other distribution channels, or secure license agreements with additional ISVs on commercially reasonable terms. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

Our Business is Subject to Risks from International Operations.

We conduct business internationally. A material portion of our revenues may be derived from international sales and is therefore subject to the related risks including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles and volatilities of exchange rates in certain countries. There can be no assurances that we will be able to successfully address each of these challenges. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

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

All of the cash equivalents and short-term investments are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. As of April 30, 2004, the average number of days to maturity for the instruments held by the Company was 50 and the average yield earned on cost was 1.27%.

Foreign Currency Risks. As of April 30, 2004, the Company had operating subsidiaries located in the United Kingdom, Germany, France, Canada, and Australia. International sales were made mostly from the Company’s foreign subsidiaries in UK, Germany and France and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, the Company’s future results could be materially and adversely impacted by changes in these or other factors.

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

Limitations on the effectiveness of controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control systems will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Versata have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued Orders of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were all initially filed in 2001. Pursuant to the terms of the settlement, Versata’s insurers paid $9.75 million and Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. Distribution of the common stock occurred on January 28, 2004. The shares of common stock have a $3.50 per share put option exercisable for 20 trading days commencing one year after distribution; however, the put shall expire should our stock trade above $3.50 per share for 15 trading days during the one year period following distribution. Alternatively, holders of this common stock may choose to sell the stock in the open market before this one year period has elapsed. We reduced the accrued liability for the settlement shares by $40,000 during the second fiscal quarter of 2004 based upon the number of the settlement shares actually sold within the quarter as the put option expired upon the sale of these shares. Accordingly, as of April 30, 2004 we had an accrual of $660,000 recorded for this liability classified as accrued restructuring and other within the accompanying financial statements.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

6(a) Exhibits.

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Reorganization by and among Versata, Inc., VATA Acquisition Corp., Verve, Inc. and Certain Shareholders of Verve, Inc., dated October 18, 2000.

3.1(2)	Amended and Restated Certificate of Incorporation of Versata.

3.2(2)	Amended and Restated Bylaws of Versata.

4.1(2)	Form of Specimen Common Stock Certificate.

10.1(2)*	2000 Stock Incentive Plan of Versata.

10.2(2)*	Employee Stock Purchase Plan of Versata.

10.3(2)	Fourth Amended and Restated Investors’ Rights Agreement, among Versata and some of its stockholders, dated November 30, 1999.

Exhibit Number	Description of Document
10.4(2)	Form of Indemnification Agreement entered into between Versata and each of its directors and executive officers.

10.5(2)	Agreement of Sublease dated October 18, 1999, between Versata and ICF Kaiser International, Inc.

10.6(2)	Loan and Security Agreement, dated January 23, 1997, between Versata and Venture Banking Group, a division of Cupertino National Bank, as amended September 22, 1998.

10.7(2)	Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix Leasing Incorporated, as amended on October 1, 1999.

10.8(2)+	Joint Product and Marketing Agreement, dated September 27, 1999, between Versata and IBM.

10.9(3)	Lease agreement, dated as of April 10, 2000, by and between Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.

10.10(4)	Software Remarketing Agreement, effective September 27, 2000, between Versata and IBM.

10.11(5)	2003 Employment Inducement Award Plan

10.12(6)	Fourth Amendment to Lease Agreement

10.13(7)	Preferred Stock Rights Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rules 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rules 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rules 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
**	Previously filed.
(1)	Incorporated by reference from the Company’s Form 8-K dated December 1, 2000.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-92451).
(3)	Incorporated by reference from the Company’s Form 10-Q dated August 14, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q dated September 24, 2000.
(5)	Incorporated by reference from the Company’s Form 10-K dated January 29, 2004.
(6)	Incorporated by reference from the Company’s Form 10-Q dated March 12, 2004.
(7)	Incorporated by reference from the Company’s Form 8-K dated April 9, 2004.

6(b) Reports on Form 8-K:

The Company filed a Form 8-K on February 26, 2004 with a press release announcing the appointment of Linda Giampa to Vice President, Worldwide Field Operations.

The Company filed a Form 8-K on March 18, 2004 with a press release announcing the restructuring of its headquarter’s lease agreement.

The Company filed a Form 8-K on March 26, 2004 announcing the transfer the listing of its common stock from the NASDAQ National Market to the NASDAQ Small Cap Market.

The Company filed a Form 8-K on April 9, 2004, announcing the implementation of a Preferred Stock Rights Agreement between the Company and EquiServe Trust Company, N.A., as Rights Agent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Versata, Inc. duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2004	/s/ ALAN BARATZ
Alan Baratz
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Dated: June 14, 2004	/s/ WILLIAM FREDERICK
William Frederick
Chief Financial Officer, Secretary and Vice President
(Principal Financial Officer)