Form 10-Q
period 2004-07-31
VERSATA INC
filed 2004-09-14
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-29757

VERSATA, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0255203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Lakeside Drive Suite 1300

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

As of August 31, 2004, the total number of outstanding shares of the Registrant’s common stock was 8,160,915

VERSATA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSATA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2004	October 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,622	$8,089
Short-term investments	4,638	5,693
Accounts receivable, net	1,447	1,917
Prepaid expenses and other current assets	635	411

Total current assets	12,342	16,110
Restricted cash	—	4,781
Property and equipment, net	936	2,098
Intangibles, net	—	2
Other assets	128	129

Total assets	$13,406	$23,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$518	$346
Accrued liabilities	1,838	2,230
Current portion of accrued restructuring and other	775	1,862
Current portion of deferred revenue	3,692	3,897

Total current liabilities	6,823	8,335
Accrued restructuring and other, less current portion	—	4,005
Deferred revenue, less current portion	808	934
Other long-term liabilities	64	—

Total liabilities	7,695	13,274
Stockholders’ equity:
Common stock $0.001 par value; 25,000 shares authorized, 8,159, and 7,882 shares issued and outstanding as of July 31, 2004 and October 31, 2003 respectively	45	45
Additional paid-in capital	216,846	216,672
Unearned stock-based compensation	(7)	(225)
Accumulated other comprehensive loss	(713)	(523)
Accumulated deficit	(210,460)	(206,123)

Total stockholders’ equity	5,711	9,846

Total liabilities and stockholders’ equity	$13,406	$23,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Revenue:
Software license	$1,548	$487	$4,065	$5,073
Maintenance and support	1,587	1,566	4,477	4,479
Professional services	925	679	2,664	2,757

Total revenue	4,060	2,732	11,206	12,309

Cost of revenue:
Software license	67	14	184	200
Maintenance and support (1)	393	394	1,144	1,180
Professional services (1)	834	682	2,395	2,554

Total cost of revenue	1,294	1,090	3,723	3,934

Gross profit	2,766	1,642	7,483	8,375

Operating expense:
Sales and marketing (1)	1,408	1,135	4,321	4,388
Product development (1)	1,002	1,215	3,117	3,910
General and administrative (1)	596	707	2,775	2,182
Stock-based compensation	89	294	312	588
Amortization of intangibles	—	500	—	1,473
Restructuring and other (1)	645	1,565	1,216	1,971

Total operating expense	3,740	5,416	11,741	14,512

Loss from operations	(974)	(3,774)	(4,258)	(6,137)
Interest income, net	32	60	89	182
Other non-operating expense, net	(108)	(53)	(143)	(151)

Net loss	$(1,050)	$(3,767)	$(4,312)	$(6,106)

Other comprehensive loss:
Change in unrealized loss on marketable securities	(6)	(2)	(6)	(10)
Change in foreign currency translation adjustments	(528)	(54)	(209)	(219)

Comprehensive loss	$(1,584)	$(3,823)	$(4,527)	$(6,335)

Basic and diluted net loss per share	$(0.13)	$(0.51)	$(0.54)	$(0.83)

Weighted-average common shares outstanding	8,135	7,442	8,042	7,350

(1) Stock-based compensation excluded from cost of revenues and operating expenses:
Maintenance and support	2	64	9	181
Professional services	13	3	47	13
Sales and marketing	20	91	67	218
Product development	38	93	135	190
General and administrative	16	45	54	107
Restructuring and other	—	(2)	—	(121)

Total	$89	$294	$312	$588

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	July 31, 2004	July 31, 2003
Cash flows from operating activities:
Net loss	$(4,312)	$(6,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,245	2,938
Provision for doubtful accounts	38	(388)
Loss on disposal of property and equipment	197	205
Stock-based compensation	312	588
Warrants issued for office lease amendment	54	—
Change in operating assets and liabilities:
Accounts receivable	431	2,563
Prepaid expenses and other current assets	(222)	489
Other assets	(7)	34
Accounts payable and accrued liabilities	(38)	(2,090)
Accrued restructuring and other, net of restricted cash	(310)	2,292
Deferred revenue	(449)	(1,026)

Net cash used in operating activities	(3,061)	(501)

Cash flows from investing activities:
Purchases of short-term investments	(1,560)	(5,528)
Proceeds from sales of short-term investments	2,615	5,450
Proceeds from sales of restricted cash investments	—	297
Purchase of property and equipment	(279)	(192)

Net cash provided by investing activities	776	27

Cash flows from financing activities:
Payments on capital lease obligations and long term debt	—	(273)
Proceeds from the sale of common stock held by a former officer	—	49
Proceeds from exercise of stock options	28	33

Net cash provided by (used in) financing activities	28	(191)

Effects of exchange rate changes on cash and cash equivalents	(210)	(221)

Decrease in cash and cash equivalents	(2,467)	(886)
Cash and cash equivalents at beginning of period	8,089	12,287

Cash and cash equivalents at end of period	$5,622	$11,401

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3	$39

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

We believe our cash, cash equivalents and short-term investments as of July 31, 2004 will be sufficient to meet general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may obtain additional equity or debt financing in fiscal 2004 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

2. Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2004, and for the three and nine months ended July 31, 2004 and 2003 include the accounts of Versata and its subsidiaries, all of which are wholly owned and located in North America, Europe and Asia. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

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

We believe that all necessary adjustments, consisting of only normal recurring items, have been included in the accompanying financial statements to fairly present the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending October 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the fiscal year ended October 31, 2003.

3. Major Customers and Credit Risk Concentrations

For our fiscal quarter ended July 31, 2004, one customer comprised 25% of our total revenue. In addition, one customer comprised 37% of our consolidated net accounts receivable.

4. Stock Based Compensation Plans

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), and we comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the market value

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of our Company’s common stock and the exercise price. SFAS 123, as amended by SFAS 148, defines a “fair value” based method of accounting for an employee stock option or similar equity investment. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123, as amended by SFAS 148, and Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).

Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if our Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the minimum value method for periods to the date of our initial public offering and the Black-Scholes option-pricing model thereafter.

The following table illustrates the effect on net loss per share as if the fair value based method had been applied to all outstanding awards in each period (in thousands, except per share data):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Net loss, as reported	$(1,050)	$(3,767)	$(4,312)	$(6,106)
Add: Stock based employee compensation expense included in reported net loss	89	294	312	588
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(324)	(711)	(989)	(1,721)

Pro forma net loss	$(1,285)	$(4,184)	$(4,989)	$(7,239)

Net loss per share:
Basic and diluted—as reported	$(0.13)	$(0.51)	$(0.54)	$(0.83)
Basic and diluted—pro forma	$(0.16)	$(0.56)	$(0.62)	$(0.98)

Our Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Risk-free rates	3.6%–4.0%	2.6%–3.2%	2.7%–4.0%	2.6%–3.3%
Expected lives (in years)	5.0	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	56%	91%	58%	91%

5. Restructuring and Other

The following table summarizes the restructuring and other activity during the nine months ended July 31, 2004 (in thousands):

	Employee Severance	Office Closure and Subleasing Costs	Other Costs	Total
Accrual balance, October 31, 2003	$128	$5,039	$700	$5,867
Additions and reclassifications	213	294	—	507
Cash paid	(236)	(381)	—	(617)

Accrual balance, January 31, 2004	105	4,952	700	5,757

Additions and reclassifications	50	(275)	(40)	(265)
Relinquishment of restricted cash	—	(4,173)	—	(4,173)
Cash paid	(30)	(486)	—	(516)

Accrual balance, April 30, 2004	125	18	660	803

Cash paid	(28)	—	—	(28)

Accrual balance, July 31, 2004	$97	$18	$660	$775

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We account for restructuring costs in accordance with SFAS 146, Accounting for Exit or Disposal Activities (“SFAS 146”). Consequently, liabilities for costs that will continue to be incurred for the remaining term of a contract without economic benefit are recognized and measured at their fair value when we cease using the right conveyed by the contract (“cease-use date”). When the contract is an operating lease, the fair value of the liability at the cease-use date is determined based on the present value of the remaining lease expense, reduced by any estimated sublease income that could be reasonably obtained for the property.

Other costs accrued at July 31, 2004 include $660,000 for the anticipated costs of the settlement agreement for the Securities Class Action and State Derivative Actions described in note 8, below.

On March 10, 2004 the Company and its landlord executed an amendment to the lease agreement for the Company’s headquarter office space located in Oakland, California. This amendment reduced the Company’s future rent expense as well as reducing our physical space obligations from approximately 75,000 square feet to approximately 25,000 square feet. In addition, we agreed to extend the lease term by two additional years to August 31, 2010. As partial consideration for the amendment, Versata released to the landlord the sum of $4.2 million of the existing letter of credit which appeared as restricted cash on the Company’s balance sheet in the sum of $4.8 million, as of January 31, 2004. The payment of the amendment consideration was accomplished by the landlord’s draw of the entire amount of the letter of credit and the remainder, $608,000, was credited by the landlord towards our rent obligations through October 31, 2004. In addition, Versata issued to the landlord warrants for 50,000 shares of common stock with a fair market value of $54,000, based upon the Black-Scholes option-pricing model.

On May 13, 2004 the Company entered into an extension of an existing sublease within its Oakland, California headquarters. Pursuant to the terms and conditions of the master lease amendment, and triggered by the sublease extension, the Company has relocated to the space it is partially subleasing within the building. The leasehold improvements made by the Company, along with certain furniture and fixtures contained within its prior premises, were abandoned when the Company relocated. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company is required to depreciate these assets over the remainder of the period the Company will remain within its prior premises. Accordingly, the Company experienced additional restructuring charges of $553,000 in the third fiscal quarter and estimates it will incur an additional expense of approximately $184,000 in the fourth fiscal quarter relating to the accelerated deprecation of these assets.

6. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of unvested restricted common stock and incremental common shares to be issued upon the exercise of stock options and warrants. The number of potential common stock equivalents excluded from the calculation totaled 1,713,000 and 1,083,000 as of July 31, 2004 and 2003, respectively.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Numerator:
Net Loss	$(1,050)	$(3,767)	$(4,312)	$(6,106)

Denominator:
Weighted average shares outstanding	8,147	7,505	8,063	7,421
Weighted average unvested shares of common stock subject to repurchase	(12)	(63)	(21)	(71)

Denominator for basic and diluted calculation	8,135	7,442	8,042	7,350

Basic and diluted net loss per share	$(0.13)	$(0.51)	$(0.54)	$(0.83)

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued Orders of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were all initially filed in 2001. Pursuant to the terms of the settlement, Versata’s insurers paid $9.75 million and Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. Distribution of the common stock occurred on January 28, 2004. The shares of common stock have a $3.50 per share put option exercisable for 20 trading days commencing one year after distribution; however, the put shall expire should our stock trade above $3.50 per share for 15 trading days during the one year period following distribution. Alternatively, holders of this common stock may choose to sell the stock in the open market before this one year period has elapsed. We reduced the accrued liability for the settlement shares by $40,000 during the second fiscal quarter of 2004 based upon the number of the settlement shares actually sold within the quarter as the put option expired upon the sale of these shares. Accordingly, as of July 31, 2004 we had an accrual of $660,000 recorded for this liability, classified as accrued restructuring and other within the accompanying financial statements.

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

8. Related Party Transactions

In November 2003, we entered into an engineering services agreement with Virtusa Corporation, a US and Indian based premier software engineering services firm which provides engineering support to software product developers and enterprise customers. Virtusa provides Versata with engineering services including platform port development, quality assurance and maintenance. Versata’s own engineering team retains responsibility for product vision, strategy, architecture, design and reference implementation, enabling it to more aggressively drive product innovation and rapidly deliver the next round of capabilities in support of our new strategy. Our board member, Robert Davoli, is also a board member of Virtusa Corporation. A major shareholder, Sigma Partners, is also a venture capital investor in Virtusa Corporation. Our board members Robert Davoli and Wade Woodson serve as managing directors of Sigma Partners.

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

Since our inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred as such costs do not meet the requirements for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). Historically, our expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception.

Segment Information

Versata identifies its operating segments based on the business activities, management responsibility and geographical location. For all periods presented, Versata operated in a single business segment. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Software license revenue:
North America	$531	$410	$1,248	$4,243
Europe	1,017	77	2,817	830

	1,548	487	4,065	5,073
Maintenance and support revenue:
North America	$919	$1,092	$2,806	$3,071
Europe	668	474	1,671	1,408

	1,587	1,566	4,477	4,479
Professional services revenue:
North America	$685	$359	$1,740	$1,787
Europe	240	320	924	970

	925	679	2,664	2,757
Total revenue:
North America	$2,135	$1,861	$5,794	$9,101
Europe	1,925	871	5,412	3,208

	$4,060	$2,732	$11,206	$12,309

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the lines in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Software license	38%	18%	36%	41%
Maintenance and support	39%	57%	40%	36%
Professional services	23%	25%	24%	23%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Software license	2%	1%	2%	2%
Maintenance and support	10%	14%	10%	10%
Professional services	20%	25%	21%	20%

Total cost of revenue	32%	40%	33%	32%

Gross profit	68%	60%	67%	68%
Operating expense:
Sales and marketing	35%	42%	39%	36%
Product development	25%	44%	28%	32%
General and administrative	15%	26%	25%	17%
Stock-based compensation	2%	11%	3%	5%
Amortization of intangibles	—%	18%	—%	12%
Restructuring and other	16%	57%	11%	16%

Total operating expense	93%	198%	106%	118%

Loss from operations	(24)%	(138)%	(38)%	(50)%
Interest income, net	1%	2%	1%	1%
Other non-operating expense, net	(3)%	(2)%	(1)%	(1)%

Net loss	(26)%	(138)%	(38)%	(50)%

Revenue

Total Revenue. Total revenue consists of software license revenue, maintenance and support revenue, and professional services revenue. Total revenue for the three months ended July 31, 2004 increased by approximately $1.3 million, or 49%, to $4.1 million from $2.7 million in the three months ended July 31, 2003. Total revenue for the nine months ended July 31, 2004 decreased approximately $1.1 million, or 9%, to $11.2 million from $12.3 million in the nine months ended July 31, 2003. The primary reason for the increase in third quarter revenue relates to additional software license revenue in Europe and additional consulting revenue in North America. The primary reason for the decrease in revenue for the nine month periods ended July 31 relates to a reduction in software license revenue in North America, partially offset by an increase in Europe.

Software License Revenue. Software license revenue for the three months ended July 31, 2004 increased by approximately $1.1 million, or 218%, to $1.5 million from $487,000 in the three months ended July 31, 2003. Software license revenue for the nine months ended July 31, 2004 decreased approximately $1.0 million, or 20%, to $4.1 million from $5.1 million compared to the nine months ended July 31, 2003. The increase for the three months ended July 31, 2004 over the comparable period in the prior year was mainly attributable to higher license revenue in Europe. The decrease in the nine month period ended July 31, 2004 was driven by general competitive pressures and overall market and economic conditions which were most obvious within our North American markets where license revenue fell by 71% from the comparable nine month period ended July 31, 2003. This decrease was offset by a significant increase in our license revenue in Europe which grew by more than 200% in the nine months ended July 31, 2004 over the comparable period in the prior year. In addition, during fiscal 2003 management attention was largely focused on sales to existing customers and expense reductions, not on generating sales to new customers. Management is currently focused on rebuilding the customer pipeline in order to increase revenue. Software license revenue declined to an all time low of $487,000 in the third quarter of fiscal 2003. Since that time the Company has achieved four quarters of consecutive software license revenue growth.

Maintenance and Support Revenue. Maintenance and support revenue periods was $1.6 million for both of the three month periods ended July 31, 2004 and 2003 and $4.5 million for both of the nine month periods ended July 31, 2004 and 2003. Thus, new maintenance and support revenues generated from license sales have, essentially, offset the non-renewal of certain existing maintenance and support contracts. Maintenance and support revenue for our European operations increased slightly in both the three month and nine month reporting periods while decreasing slightly within our North American operations. This reflects our stronger license sales in Europe.

Professional Services Revenue. Professional services revenue increased by $246,000, or 36%, to $925,000 in the three months ended July 31, 2004 from $679,000 in the three months ended July 31, 2003. Professional services revenue was relatively flat at $2.7 million and $2.8 million for the nine month periods ended July 31, 2004 and 2003, respectively. Our North American professional services revenue increased by $326,000, or 91%, for the three months ended July 31, 2004 as compared to the three months ended July 31, 2003. Our European professional services revenue decreased by $80,000, or 25%, for the three months ended July 31, 2004 as compared to the three months ended July 31, 2003. There were no material changes within our major geographic markets for professional services revenue for the nine month periods ended July 31, 2004 and 2003 with both our North American and European operations experiencing slight decreases in professional services revenues.

Cost of Revenue

Total Cost of Revenue. Total cost of revenue increased by $204,000, or 19%, to $1.3 million in the three months ended July 31, 2004 from $1.1 million in the three months ended July 31, 2003. Total cost of revenue decreased by $211,000, or 5%, to $3.7 million for the nine months ended July 31, 2004 from $3.9 million for the nine months ended July 31, 2003. The increase in the three months ended July 31, 2004 primarily reflects the costs associated with higher professional services revenue while the decrease experienced on the comparable nine month periods reflects a reduction in training and reimbursable expenses.

Cost of Software License Revenue. Cost of software license revenue consists primarily of partner fees and royalties paid to third party vendors for the use of their products embedded within our product offerings. Cost of software license revenue increased by $53,000 to $67,000 for the three months ended July 31, 2004 from $14,000 for the three months ended July 31, 2003. Cost of software license revenue decreased by $16,000, or 8%, to $184,000 for the nine months ended July 31, 2004 from $200,000 for the nine months ended July 31, 2003. The increase in the current fiscal quarter is principally related to royalties payable on higher license revenue while the decrease in the nine months ended July 31, 2004, as compared to the prior year, reflects the lower royalties and partner fees associated with the lower license revenue recorded.

Cost of Maintenance and Support Revenue. Cost of maintenance and support revenue consists primarily of salaries and allocated overhead for support personnel. Cost of maintenance and support revenue was flat at approximately $400,000 for the three months ended July 31, 2004 and 2003. Cost of maintenance and support revenue decreased by $36,000, or 3%, to $1.1 million for the nine months ended July 31, 2004 from $1.2 million for the nine months ended July 31, 2003. This decrease relates mainly to a reduction in personnel costs. As of July 31, 2004, we had 7 employees and contractors in our support operations as compared to 10 employees and contractors at July 31, 2003.

Cost of Professional Services Revenue. Cost of professional services revenue consists primarily of salaries and allocated overhead for professional service personnel and payments to third party consultants incurred in providing training and consulting services. Cost of professional services revenue increased by $152,000, or 22%, to $834,000 for the three months ended July 31, 2004 from $682,000 for the three months ended July 31, 2003. The increase in personnel related costs reflects the higher professional services revenue achieved in the three months ended July 31, 2004. Cost of service revenue decreased by $159,000, or 6%, to $2.4 million for the nine months ended July 31, 2004 from $2.6 million for the nine months ended July 31, 2003. The decrease in the comparable nine month periods reflects lower training and reimbursable expenses offset by a slight increase in consulting costs. As of July 31, 2004, we had 16 employees and contractors in professional services as compared to 22 employees and contractors at July 31, 2003.

Gross Profit

Gross Profit. Gross profit increased by $1.1 million, or 68%, to $2.8 million in the three months ended July 31, 2004 from $1.6 million in the three months ended July 31, 2003. Gross margin increased to 68% for the three months ended July 31, 2004 from 60% for the three months ended July 31, 2003. The increase in gross margin reflects the higher revenue achieved in the current fiscal quarter, especially in license revenue. Gross profit decreased by $892,000, or 11%, to $7.5 million in the nine months ended July 31, 2004 from $8.4 million in the nine months ended July 31, 2003. Gross margin decreased slightly to 67% for the nine months ended July 31, 2004 from 68% for the nine months ended July 31, 2003. The decrease in gross margin for the comparable nine month periods ended July 31, 2004 and 2003 was driven by lower revenue, with the largest decrease relating to license revenue.

The following table summarizes gross margin by revenue component:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Software license gross margin	96%	97%	95%	96%
Maintenance and support gross margin	75%	75%	74%	74%
Professional services gross margin	10%	0%	10%	7%

Total gross margin	68%	60%	67%	68%

Operating Expenses

Sales and Marketing. Sales and marketing expense includes salaries, direct sales force and partner commissions, travel and entertainment, and marketing programs. Sales and marketing expense increased by $273,000, or 24%, to $1.4 million in the three months ended July 31, 2004 from $1.1 million in the three months ended July 31, 2003. Sales and marketing expense decreased slightly by $67,000, or 2%, to $4.3 million in the nine months ended July 31, 2004 from $4.4 million in the nine months ended July 31, 2003. The increase in the three months ended July 31, 2004 is principally related to higher sales commissions and reflects the higher license revenue. The decrease in expense for the nine months ended July 31, 2004 includes lower personnel related costs and travel and entertainment expenses offset by higher sales commissions. As of July 31, 2004, we had 16 employees and contractors in our sales and marketing operations as compared to 26 employees and contractors on July 31, 2003. As a percentage of revenue, sales and marketing expense was 35% and 42%, respectively, for the three month periods ended July 31, 2004 and 2003, while increasing to 39% for the nine month period ended July 31, 2004 from 36% for the nine month period ended July 31, 2003. The percentage increase in expense for the nine months ended July 31, 2004 primarily reflects the lower sales revenue achieved in the nine months ended July 31, 2004.

Product Development. Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $213,000, or 18%, to $1.0 million in the three months ended July 31, 2004 from $1.2 million in the three months ended July 31, 2003. Product development expense decreased by $793,000, or 20%, to $3.1 million in the nine months ended July 31, 2004 from $3.9 million in the nine months ended July 31, 2003. These decreases were principally driven by a reduction in personnel related costs, partially offset by an increase in contractor costs from our relationship with Virtusa. We expect to increase our capacity for product development in Canada while decreasing our reliance on Virtusa. All software development costs are expensed in the period incurred as they do not meet the requirements for capitalization under SFAS 86. As of July 31, 2004, we had 38 employees and contractors in product development as compared to 43 employees and contractors on July 31, 2003. As a percentage of revenue, product development expense decreased to 25% for the three months ended July 31, 2004 from 44% for the three months ended July 31, 2003. A similar trend was experienced for the nine months ended July 31, 2004 and 2003 where, as a percentage of sales, expenses decreased to 28% from 32%. These decreases in expense, as a percentage of revenue, reflect the benefits derived from our relationship with Virtusa as well as the higher revenues achieved in the three months ended July 31, 2004.

General and Administrative. General and administrative expense includes salaries for executive, finance and administrative personnel, and bad debt expense. General and administrative expense decreased by $111,000, or 16%, to $596,000 in the three months ended July 31, 2004 from $707,000 in the three months ended July 31, 2003. General and administrative expense increased by $593,000, or 27%, to $2.8 million in the nine months ended July 31, 2004 from $2.2 million in the nine months ended July 31, 2003. The decrease experienced in the current fiscal quarter was mainly related to lower IT costs. The increase in costs for the nine months ended July 31, 2004 reflects a charge in the current fiscal year for the bad debt reserve of approximately $38,000 versus a credit in the prior year of approximately $384,000. In addition, in North America we incurred significantly lower accounting, legal fees and general consulting fees in 2003. As of July 31, 2004, we had 18 employees and contractors performing general and administrative functions as compared to 19 employees and contractors on July 31, 2003. As a percentage of revenue, general and administrative expense decreased to 15% for the three month period ended July 31, 2004 from 26% for the three month period ended July 31, 2003. For the comparable nine month periods ending July 31, 2004 and 2003 general and administrative expense increased to 25% from 18%.

Stock-Based Compensation. Stock-based compensation includes the cost of common stock awards granted to employees and consultants in exchange for services as well as the amortization of employee stock option grants. Employee stock-based compensation expense for stock options is amortized on an accelerated basis under FIN 28 over the vesting period of the related options, generally 50 months. Stock-based compensation expense decreased by $205,000, or 70%, to $89,000 for the three months ended July 31, 2004 from $294,000 for the three months ended July 31, 2003. Stock-based compensation expense decreased by $276,000, or 47%, to $312,000 for the nine months ended July 31, 2004 from $588,000 for the nine months ended July 31, 2003. The decreases in both comparable periods reflected our lower staff levels and the commensurate reduction in both common stock and stock option awards. Overall, we experienced lower amortization charges for stock option awards, offset by fully vested common stock awards.

Amortization of Intangibles. Intangible assets consist of purchased technologies which are generally amortized on a straight-line basis over an expected life of three years. The Company incurred no amortization expense for the three month period ended July 31, 2004 as the asset had been fully amortized in the first quarter of this fiscal year. Amortization expense for the three and nine months ended July 31, 2003 was $500,000 and $1.5 million, respectively.

Restructuring and Other. Restructuring expense and other for the three months ended July 31, 2004 decreased $920,000, or 59%, to $645,000 from $1.6 million for the three months ended July 31, 2003. Restructuring expense for the nine months ended July 31, 2004 decreased $755,000, or 38%, to $1.2 million from $2.0 million for the nine months ended July 31, 2003. The decrease in restructuring expense for the three months ended July 31, 2004 was principally related to a $1.6 million, net, reserve recorded in the corresponding period for the prior year relating mainly to the excess office space within our Oakland, California headquarters; this decrease was offset by additional charges for depreciation of leasehold improvements within our Oakland, California headquarters of $552,000 as well as various expenses related to the sale of our French subsidiary. The decrease in restructuring expense for the nine months ended July 31, 2004 was, again, largely related to reserves recorded in the prior year pertaining to the excess office space within our Oakland, California headquarters. This reduction was offset by additional depreciation and other expenses incurred in the renegotiation of the lease agreement for our Oakland headquarters as well as various restructuring charges related to our French and Australian subsidiaries.

Interest Income, Net. Interest income, net, is primarily comprised of interest income from our cash and investments offset by interest paid on any equipment loans and capital lease obligations. We had net interest income of $32,000 for the three months ended July 31, 2004, a decrease of $28,000, or 47%, compared to net interest income of $60,000 for the three months ended July 31, 2003. We had net interest income of $89,000 for the nine months ended July 31, 2004, a decrease of $93,000, or 51%, compared to net interest income of $182,000 for the nine months ended July 31, 2003. The reduction in interest income in both periods is primarily due to our reduced cash and cash equivalent balances. We have incurred approximately $3,000 of interest expense in fiscal 2004.

Other Non-Operating Expense, Net. Other non-operating expense, net, primarily consists of various foreign, state and local taxes as well as gains or losses on the disposal of fixed assets. The majority of the taxes incurred are not based on taxable income but on revenues, asset values or shares outstanding. We have incurred operating losses for all periods from inception through July 31, 2004, thus, we have not incurred an income tax liability for federal income taxes and only minimal income tax liabilities for state or international income taxes. In addition, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Other non-operating expense, net, increased by $55,000 to $108,000 for the three months ended July 31, 2004 as compared to $53,000 for the three months ended July 31, 2003. Other non-operating expense, net, decreased by $8,000 to $143,000 for the nine months ended July 31, 2004 from $151,000 for the nine months ended July 31, 2003. For both of the three month periods ended July 31, 2004 and 2003 the increase is largely the result of losses on the disposal of fixed assets. The decrease in the nine month period ended July 31, 2004, as compared to the nine month period ending July 31, 2003, relates to lower charges for Delaware franchise taxes offset by losses on the disposal of fixed assets.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment financing. As of July 31, 2004, we had $10.3 million in cash and cash equivalents and short-term investments and $5.5 million in working capital. Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments with maturities between 91 days and 365 days. Working capital is current assets less current liabilities.

Net cash used in operating activities in each period reflects the net losses offset by non-cash expenses, primarily depreciation and amortization and stock-based compensation. Net cash used in operating activities is also impacted by changes in working capital. Net cash used in operating activities was $3.1 million and $501,000 for the nine months ended July 31, 2004 and 2003, respectively.

Accounts receivable collections were strong in the three months ended July 31, 2004 resulting in days sales outstanding of 32 days at July 31, 2004 as compared to 63 days at July 31, 2003. In addition, as part of our most recent lease negotiations for our headquarters office in Oakland, California, we are currently receiving the benefit of prepaid rent expense through October 31, 2004. In November 2004 we will begin paying rent for our headquarters office space of approximately $183,000 per fiscal quarter.

During the nine month periods ended July 31, 2004 and 2003, cash flow from operating activities was driven by the following components:

	Nine Months Ended
	July 31 2004	July 31 2003
Net loss	(4,312)	(6,106)
Depreciation and amortization	1,245	2,938
Accounts receivable	431	2,563
Accounts payable and accrued liabilities	(38)	(2,090)
Accrued restructuring, net of restricted cash	(310)	2,292
All other items	(77)	(98)

Net cash used in operating activities	(3,061)	(501)

While a lower net loss reduced the net cash used in operating activities for the nine months ended July 31, 2004, as compared to the comparable prior year period, lower accounts receivable collections, depreciation and amortization charges, and restructuring accruals, offset by a reduction in accounts payable and accrued liabilities, increased the net cash used in operating activities by $2.6 million.

Net cash provided by investing activities was $776,000 and $27,000 for the nine months ended July 31, 2004 and 2003, respectively. Net cash provided by investing activities was related primarily to the net proceeds from the sales and purchases of short-term investments, offset by the purchases of fixed assets.

Net cash provided by financing activities was $28,000 for the nine months ended July 31, 2004 and was attributable to the exercise of stock options. This compared to a net cash usage of $191,000 for the nine months ended July 31, 2003 which largely related to payments on capital lease obligations and long term debt.

We believe our cash and cash equivalents and short-term investments as of July 31, 2004 will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may obtain additional equity or debt financing in fiscal 2004 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

Determining Functional Currencies for the Purpose of Consolidation

We have several foreign subsidiaries, which together accounted for approximately 47% of our net revenues for the three months ended July 31, 2004, and 12% of our assets and 41% of our total liabilities as of July 31, 2004.

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

An alternative method to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS 123, as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option is required to be computed using an option-pricing model, such as the Black-Scholes option valuation model, at the date of the stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

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

As of July 31, 2004, we had $10.3 million in cash and short-term investments, and working capital of approximately $5.5 million. To date, we have not achieved profitability or positive cash flow on a sustained basis. Although we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient.

Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources, potentially to a serious degree. We may obtain additional equity or debt financing in fiscal 2004 or beyond. If we require additional external funding, there can be no assurance that we will be able to obtain it on a timely basis if at all, or, if available, on terms acceptable to us. Moreover, additional financing will cause dilution to existing stockholders. If we cannot secure adequate financing sources on a timely basis, then we would be required, at a minimum, to reduce our operating expenses, which would restrict our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels.

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

We Have Incurred Operating Losses Since Our Inception and are Likely to Incur Net Losses for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected or are not reduced in the event of lower revenue, we may never achieve profitability. As of July 31, 2004, we had an accumulated deficit of $210.5 million. Although we have an objective of achieving profitability as soon as practical, we cannot assure you that we will be successful. In order to achieve and maintain profitability, we will need to increase revenues while decreasing expenses.

Weakening of World Wide Economic Conditions Realized in the Internet Infrastructure Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates.

The revenue growth of our business depends on the overall demand for computer software, particularly in the product segments in which we compete. Any further slowdown of the worldwide economy affects the buying decision of corporate customers, such as it has in the recent years. Because our sales are primarily to major domestic and international customers, our business also depends on general economic and business conditions. A reduction in demand for computer software, caused by a weakening of the economy, such as occurred in fiscal 2001, 2002 and 2003, or otherwise, may result in continued decreased revenues or lower revenue growth rates.

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

Our Failure to Accurately Forecast Sales May Lead to a Disappointment of Market Expectations.

Our Company uses a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself such as occurred in the past could cause our Company to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, any slowdown in the economy, or a pending product release, may cause purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

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

We May Have to Delay Recognizing License or Service Related Revenue for a Significant Period, Which Could Negatively Impact Our Results of Operations.

Although we typically enter into standard license agreements and time-and-materials services agreements, we may occasionally have to delay recognizing license or service revenue for a significant period of time for a variety of types of transactions, including:

•	Transactions which require specified future deliverables not covered by maintenance and support arrangements;

•	Transactions that involved significant production, modification or customization;

•	Transactions that contain customer acceptance clauses, cancellation/exchange rights, or refund rights;

•	Transaction that involve new products for which VSOE has not been established;

•	Transactions that involve certain customer financing arrangements;

•	Transactions that involve extended payment terms or payments based on milestones;

•	Transactions that do not support current established pricing of training, professional services, maintenance and support, or other typical undelivered elements in an arrangement;

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

Issuance of new laws or accounting regulations, or re-interpretation of existing laws or regulations, could materially impact our business or stated results.

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or re-interpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally. For example, proposals to account for employee stock option grants as an expense could have the result of our not using options as widely for our employees which could impact our ability to hire and retain key employees.

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters and public disclosure.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

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

If We Fail to Maintain Ongoing Sales Through Distribution Channels, This Will Result in Lower Revenues.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as ISVs, systems integrators and independent consultants, application service providers (“ASPs”) and resellers, particularly IBM. Our agreement with IBM provides for our current relationship to continue through December 31, 2004. IBM has notified us that it will not renew the agreement beyond that date. IBM acquired Rational Corporation last year and Rational offers competing products. Our ability to achieve prior levels of revenue growth in the future will depend in part on our success in converting customers established though our relationship with IBM into direct customers, making our direct sales force more efficient and in further establishing and expanding relationships with distributors, ASPs, ISVs, Original Equipment Manufacturers (“OEMs”) and systems integrators. We intend to seek distribution arrangements with additional ISVs to embed our solutions in their products. It is possible that we will not be able to increase the efficiency of our direct sales force or other distribution channels, or secure license agreements with additional ISVs on commercially reasonable terms. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

All of the cash equivalents and short-term investments are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. As of July 31, 2004, the average number of days to maturity for the instruments held by the Company was 175 and the average yield earned on cost was 1.84%.

Foreign Currency Risks. As of July 31, 2004, the Company had operating subsidiaries located in the United Kingdom, Germany, France, Canada, and Australia. International sales were made mostly from the Company’s foreign subsidiaries in UK, Germany and France and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued Orders of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were all initially filed in 2001. Pursuant to the terms of the settlement, Versata’s insurers paid $9.75 million and Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. Distribution of the common stock occurred on January 28, 2004. The shares of common stock have a $3.50 per share put option exercisable for 20 trading days commencing one year after distribution; however, the put shall expire should our stock trade above $3.50 per share for 15 trading days during the one year period following distribution. Alternatively, holders of this common stock may choose to sell the stock in the open market before this one year period has elapsed. We reduced the accrued liability for the settlement shares by $40,000 during the second fiscal quarter of 2004 based upon the number of the settlement shares actually sold within the quarter as the put option expired upon the sale of these shares. Accordingly, as of July 31, 2004 we had an accrual of $660,000 recorded for this liability classified as accrued restructuring and other within the accompanying financial statements.

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

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of Versata stockholders held on June 9, 2004 at its headquarters office located at 300 Lakeside Drive, Suite 1500, Oakland, CA, the following matters were voted upon:

1.	The following individuals were elected to serve as Class II directors for a three-year term or until their successors are duly elected and qualified:

Nominee:	For:	Withheld:
Gary Morgenthaler	6,595,886	14,147
Alan Baratz	6,180,931	429,102

2.	Ratification of the appointment of Grant Thornton LLP as independent accountants of the Company for the fiscal year ended October 31, 2004:

For:	Against:	Abstain:
6,594,835	12,026	3,172

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

6(a) Exhibits.

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Reorganization by and among Versata, Inc., VATA Acquisition Corp., Verve, Inc. and Certain Shareholders of Verve, Inc., dated October 18, 2000.

3.1(2)	Amended and Restated Certificate of Incorporation of Versata.

3.2(2)	Amended and Restated Bylaws of Versata.

4.1(2)	Form of Specimen Common Stock Certificate.

10.1(2)*	2000 Stock Incentive Plan of Versata.

10.2(2)*	Employee Stock Purchase Plan of Versata.

10.3(2)	Fourth Amended and Restated Investors’ Rights Agreement, among Versata and some of its stockholders, dated November 30, 1999.

10.4(2)	Form of Indemnification Agreement entered into between Versata and each of its directors and executive officers.

10.5(2)	Agreement of Sublease dated October 18, 1999, between Versata and ICF Kaiser International, Inc.

10.6(2)	Loan and Security Agreement, dated January 23, 1997, between Versata and Venture Banking Group, a division of Cupertino National Bank, as amended September 22, 1998.

10.7(2)	Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix Leasing Incorporated, as amended on October 1, 1999.

10.8(2)+	Joint Product and Marketing Agreement, dated September 27, 1999, between Versata and IBM.

10.9(3)	Lease agreement, dated as of April 10, 2000, by and between Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.

10.10(4)	Software Remarketing Agreement, effective September 27, 2000, between Versata and International Business Machines Corporation.

10.11**	2003 Employment Inducement Award Plan

10.12**	Fourth Amendment to Lease Agreement, dated March 10, 2004

10.13(5)	Preferred Stock Rights Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rules 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rules 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rules 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
**	Previously filed.
(1)	Incorporated by reference from the Company’s Form 8-K dated December 1, 2000.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-92451).
(3)	Incorporated by reference from the Company’s Form 10-Q dated August 14, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q dated September 24, 2000.
(5)	Incorporated by reference from the Company’s Form 8-K dated April 9, 2004.

6(b) Reports on Form 8-K:

On June 3, 2004 the Company filed a report on Form 8-K which furnished a press release regarding the financial results for our second fiscal quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Versata, Inc. duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2004	/s/ ALAN BARATZ
Alan Baratz President, Chief Executive Officer and Director (Duly Authorized Officer)

Dated: September 14, 2004	/s/ WILLIAM FREDERICK
William Frederick Chief Financial Officer, Secretary and Vice President (Principal Financial Officer)