Form 10-K
period 2004-10-31
VERSATA INC
filed 2005-01-28
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-29757

VERSATA, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0255203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Lakeside Drive Suite 1300 Oakland, CA 94612 (510) 238-4100

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 2004, was $11,823,216 based on the last reported sale price of the registrant’s common stock as reported by the NASDAQ National Market for the last trading day prior to that date.

On January 10, 2005, 8,201,752 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2005 annual stockholders’ meeting to be held on May 25, 2005 are incorporated by reference into Part III of this annual report on Form 10-K.

VERSATA, INC.

FORM 10-K

For The Year Ended October 31, 2004

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on the information currently available to our management. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. Forward-looking statements in this release include without limitation, statements regarding the Company’s market opportunity; timing for the release of new products, product and marketing strategy; extending the Company’s technology leadership; continuing to grow the Company’s multi-channel distribution network; and leveraging technology alliances.

These statements are based on judgments with respect to, among other things, information available to us, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. Factors that could cause or contribute to these differences include, but are not limited to, any unforeseen technical difficulties related to the Company’s products; elimination or lack of market interest in Company’s current or future products or services; inability to continue to develop competitive new products and services on a timely basis; introduction of new products or services by major competitors; lack of market acceptance in or interest in Company’s future strategy; and those risks discussed in the sections entitled “Business Risk Factors That May Affect Future Results” (Item 1) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7). In light of significant uncertainties inherent in forward looking information included in this report on Form 10-K, the inclusion of this information should not be regarded as a representation that our plans and objectives will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

PART I

Item 1.	Business

Overview

Versata, Inc. (Nasdaq: VATA), (“Versata” or the “Company”) was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata provides a way for companies to define and manage the business logic in their software systems at the business level rather than the system code level. This currently includes support for a company’s process and transaction business logic. Over the coming year, Versata plans to introduce additional support for decision logic and data mapping logic. The result is expected to be an integrated solution for all the logic components driving a company’s business systems.

Versata’s products are currently optimized for the building, maintenance and ongoing evolution of large, complex, data-intensive enterprise applications. These applications typically access multiple data sources, incorporate multiple database tables and user interfaces, execute very complex business transactions and support thousands of users. The Versata solution replaces time-intensive hand-coding efforts with simple, intuitive business rules definition and graphical process flow specification. Over the coming year, the Company plans to enhance its products to also support the development of end-user oriented decision support applications.

While Versata is confident that there is a continuing opportunity for its technology in its core market of application development products, it also believes that there may be a valuable additional opportunity in the emerging and related area of master data management. Master data management concerns the management of highly valuable corporate data that is shared across multiple business systems and used in support of business processes and transactions throughout the enterprise. Examples of master data would include customer data, product data, pricing data and other data types that vary from one industry to the next. Management of such data requires the specification and enforcement of business rules and business logic that ensure complete, consistent and accurate shared corporate data across all business systems within the enterprise.

Versata markets its products primarily through a direct sales force in North America and in Europe. The Company’s internal team is supported by a network of consulting and systems integration partners, companies selling pre-packaged software applications, and companies selling software applications over the Internet on a subscription basis.

Versata also offers comprehensive professional services such as ROI analysis, training, staff augmentation and project management as well as complete turnkey solution services and comprehensive customer support.

Versata Solutions

Versata offers a new, better choice for IT organizations struggling to decide whether to build or buy the enterprise software applications needed to manage their business. The Company’s proven solutions use business rules to abstract the most difficult hand-coding required to create new software. This approach combines the time-to-market strengths of packaged enterprise applications and the competitive differentiation of custom software, all while eliminating the drawbacks of both approaches. Through this innovation, the Company’s technology helps customers in the financial services, insurance, telecom, manufacturing and other fast-paced industries continually adapt to remain competitive. Other specific benefits of the Versata solutions include:

Efficient Application Creation With Business Rules

Versata dramatically simplifies how corporations build and manage their software systems, and enables continuous adaptation of those systems through business rules. Versata business rules define the fundamental behavior required of a business system, otherwise known as business logic, in an easy-to-understand declarative language. This allows data-intensive enterprise systems to be created significantly faster and for far less cost than would otherwise be required when using experienced programmers to do the work by hand. Moreover, as business conditions change, system modifications are no more difficult than changing the rules. In effect, the Company’s technology replaces time-intensive hand-coding by automatically compiling rules into reusable components that capture up to 95 percent of the business and process logic used in transactional systems.

Continuous Improvement Through Adaptive Enterprise Systems

Versata’s platform lets IT organizations create adaptive, real-time transaction processing, workflow and master data management systems. This allows organizations to respond immediately to sudden business process or policy changes. While other approaches could take days or weeks, Versata’s business-rules approach allows changes to be implemented in just hours. This technical breakthrough enables critical business systems to be continually adapted as market conditions change. As a result, Versata affords its customers the potential to be leaders in customer service within their respective industries in customer service, to achieve regulatory compliance and derive competitive differentiation.

New Master Data Management Capabilities

Versata business rules are ideal for unifying the inconsistent versions of common customer, product, pricing and security data that hinder the value of today’s integrated business applications. Versata master data management results in improved customer service and lower operational costs by eliminating the inefficiencies created by inconsistent records across different business applications. It also helps customers grow revenue through cross- and up-selling opportunities, and by rapidly achieving regulatory compliance. The Versata solution ensures master data consistency on a transaction-by-transaction basis, at the instant each piece of information is touched. And when new business processes or policies require complex modifications to the system, customers can implement them in hours through a single Versata business rules console, creating a key advantage over competitors who struggle for months to recode their own distributed applications. For example, within IBM there are a variety of customer information systems sharing master customer data. IBM has layered a master data management platform across these systems to manage and synchronize the information. This platform was built and is continuously adapted using current Versata tools. It affords IBM the ability to meet the rigorous demands of its business, as well as regulatory requirements. Two large banking institutions are also now working with Versata on a similar master data management solution.

Industrial Strength Transaction Processing

Versata business rules are designed for high performance and scalability, including a demonstrated 750,000 transactions and 2.25 million calls per day to the back-end IBM mainframe systems at British Telecom. This approach has also been adopted by many large and complex transactional applications, including those at CGI-AMS, Equifax, DaimlerChrysler, the U.S. Department of Labor, and Union Bank of California.

Business Strategy

The value of rapid development has been Versata’s primary message since inception. However, there have always been two key components to the Company’s product value proposition. The first is in application construction—specifically, faster and more cost-effective time to deployment for new applications created using Versata tools. The second component is in the area of application configuration and maintenance—specifically, the ability to quickly and easily configure applications at the time of deployment as well as to continuously adapt them at any point during the enterprise lifecycle.

Application Development

Versata believes that there is a strong ongoing opportunity for the Company in the application development market, particularly as it looks at introducing new platform capabilities like support for end-user configurable decision rules, support for declarative data model mapping, and support for rules auditing that would allow customers to easily create auditable applications supporting compliance requirements. However, Versata also believes that there may be a significant business opportunity in delivering value-added solutions that are both easily configurable and can be continuously adapted to meet changing business conditions and regulatory pressures. A good example of this is in the area of master data management.

Master Data Management

Versata has a unique opportunity to provide a configurable and adaptable master data management platform. Using business rules and intelligent automation, this platform can be configured and continuously adapted to implement proprietary company policies, as well as regulatory and compliance requirements.

Based on existing customer experience, Versata believes that the development of enterprise master data management systems will likely follow the same development process as that used for traditional application development: business analysts define the business rules required to properly operate on and maintain the shared master data; rules are then used by programmers to draw models, sketch out pseudo-code, and write programs that are intended to meet the original specifications; programs are then integrated with the rest of the company’s infrastructure resources and deployed to a production environment. With Versata, the programming step is eliminated. Business analysts specify the business logic, which is then directly executed by the Versata runtime product, the Versata Logic Server. This simplification enables companies to react faster to business demands by developing applications and data management solutions more efficiently, with an enhanced ability to change these solutions as business needs change.

Versata believes that its rules technology coupled with its existing customer experience gives it a competitive advantage in the areas of application development and master data management. However, the Company expects to continue innovating. During 2005, Versata plans to introduce additional types of business rules technologies, including decision rules, data integration rules and data transformation rules. These capabilities are expected to enhance the ability of customers to solve increasingly complex application development challenges, and bring further productivity to master data management projects using Versata.

Products

To meet its goal of helping developers operate at the business level rather than the system code level, Versata sells and supports products that facilitate the creation and ongoing management of large-scale, data- and transaction-intensive applications using declarative business rules. These products include: the Versata Logic Server, the Versata Studio, the Versata Process Logic Engine, and the Versata Business Activity Monitoring Dashboard.

Current Products

Versata Logic Server™	The Versata Logic Server (“VLS”) is an application server extension that executes data processing operations defined by business rules, replacing hand-written procedural code. To make it easier to use application servers, the VLS also includes a framework that provides necessary, reusable services such as cross-object navigation, transaction sequencing, event-action synchronization and more. Developers using the VLS can focus on the business functionality of their applications rather than system-level code.

Versata Studio®	The Versata Studio houses what are known as development designers for the VLS. These visual interfaces allow developers to graphically create and implement business rules for Versata-powered systems. Business logic is defined using data models and a simple, declarative rules language. The Versata Studio also includes presentation designers for HTML and Java client interfaces. These designers create complete Java and HTML application clients that easily leverage the definition of VLS business components, though developers are also free to work with other presentation technologies, such as JavaServer Pages (“JSP”) and JSP Struts.

Versata Process Logic Engine™	The Versata Process Logic Engine (“PLE”) allows for the automation of rules related to business processes and workflows. As such, the PLE enacts business processes, routes work to participants, and provides integration points with external enterprise systems at application runtime.

The PLE also includes a graphical tool for configuring business process and workflow rules called the Versata Process Logic Designer.

Versata Business Activity Monitoring Dashboard™	A new product released in the first quarter of fiscal 2005, the Versata Business Activity Monitoring (“BAM”) Dashboard provides PLE customers with the means to visually track the performance of automated business processes governed by Versata-powered systems. The BAM Dashboard displays operational statistics using a common Web browser, though results can easily be exported to Excel or another spreadsheet for deeper analysis. Its at-a-glance design allows managers to quickly identify process bottlenecks and facilitate operational improvements.

2005 Planned Products

Versata 6™	Versata 6, a major upgrade of the Versata platform, is expected to be introduced in the first half of fiscal 2005. Planned features of Versata 6 include integrated support for data, transaction and process logic as well as features for enabling Web services and service-oriented architectures (“SOAs”) in Versata-powered applications. Support for rules monitoring and auditing is also expected to be included.

Expected to highlight the platform is the new Versata Workbench, which is being designed to leverage the open source Eclipse development environment. The Versata Workbench is planned to house the development designers needed to create business rules, object models and process models. Together, these enhancements are expected to help developers manage business processes using a simple, declarative language and by graphically mapping the impact of rules on Versata-powered systems.

Versata 6 is also expected to provide backward compatibility with the current VLS and Versata Studio.

Versata BAM Dashboard v2.0™	The next version of the Versata BAM Dashboard is intended to provide business activity monitoring for applications built using either the PLE or Versata 6. Additionally, BAM customers will be able to use business rules to customize and extend their BAM capabilities to not only monitor but also proactively manage the execution and performance of Versata-powered systems.

Although the Company intends to release Versata 6 and the Versata BAM Dashboard v2.0 with the functionalities described herein, there can be no assurance that these products will be released in a timely manner. Nor can it be guaranteed that each product will perform as described here.

Customers

During the fiscal year ended October 31, 2004, Versata licensed its products worldwide for use in a wide range of software applications in diverse markets such as financial services, health care, government, insurance, logistics, manufacturing, retail and telecommunications. New customers in 2004 included companies such as Cendant Corporation, Costaisa and GAD eG. In addition, several existing customers purchased additional software licenses, many because they moved their Versata-powered applications from development into production. Notable among the Company’s list of repeat customers during 2004 were British Telecom, CGI-AMS, Equifax, IBM, JPMorganChase, Merrill Lynch, the State of Utah and the U.S. Department of Labor.

The following are examples of the use of Versata’s products by selected new and repeat customers during the fiscal year ended October 31, 2004:

•	British Telecom (“BT”), Britain’s largest telephone service provider, uses Versata to manage access to the system that governs BT’s wholesale leased line business. Sitting in front of BT’s mainframe, Versata acts as a traffic cop, ensuring consistency in managing data requests, and providing the mechanism by which BT is able to bill its customers per system transaction. More than 7.5 million service invocations are handled by the Versata system each month, resulting in more than 68 million transactions, yet the system performs at better than 99.99999 percent reliability.

•	Cendant Corporation, a global conglomerate providing travel and real estate services, is replacing a legacy system for booking timeshare properties with a Java 2 Enterprise Edition (“J2EE”) application based on the Versata platform.

•	Equifax, an information services provider, has used Versata as a component in the creation of an application framework that automates the process of extending credit and processing loans. Equifax customers in the financial services, telecommunications and retail sectors benefit from this application – a value-added service that has already been deployed by many businesses across key markets.

•	GAD eG, one of two centralized IT-Service providers for a union of more than 500 German banks, uses Versata to meet regulatory requirements within the Basel II rule set for streamlined credit processes. Versata technology is used as an embedded component for their new core banking system BANK21, which is being migrated from COBOL to J2EE.

•	Merrill Lynch, one of the largest financial services firms in the world, has been the beacon master data management customer for Versata. Merrill Lynch has used Versata to develop a master data management application that created a clearinghouse for requests for changes or additions to its master data records. In this way, Versata helped them establish consistency in the way client, product, security, and pricing data is accessed and manipulated.

For the 2004 fiscal year, GAD eG accounted for approximately 14% of total Versata revenues. For the 2003 fiscal year, Fidelity (formerly FNIS) accounted for approximately 19% of total Versata revenues and CGI-AMS accounted for approximately 14% of total revenues. Fidelity accounted for approximately 14% of total revenues for the 2002 fiscal year.

Alliances

JBoss

JBoss, an open source software provider, and Versata entered into an agreement in May 2004 to provide full support for the JBoss Application Server in current and future versions of Versata products. In July 2004, Versata began shipping products for use with the JBoss Application Server.

IBM

In August 2004, Versata joined IBM’s ISV Advantage initiative, which provides technical and marketing support to the Company to help meet the specific needs of small and medium-sized IBM business customers. In addition, IBM has named Versata a premier business partner, which gives the Company the authority to use the “IBM Premier Business Partner” designation and logo in all sales and marketing outreach.

Oracle

Oracle, the leader in database technology, provides database and other infrastructure technology that is utilized by Versata and Versata’s customers. In order to support the development, maintenance and sale of Versata products to Oracle customers, Versata joined the Oracle Partner Network. As a member of the Partner Network, Versata receives access to Oracle products for development and testing as well as other marketing benefits such as the use of Oracle Partner logos. A large number of the Company’s customers use Versata tools to build applications for Oracle databases.

BEA Systems

BEA Systems, one of the world’s leading e-business infrastructure software companies, has had an alliance partnership with Versata since 2000. Many of BEA’s largest customers are running Versata applications on BEA technology, including British Telecom and Merrill Lynch. As a Star Alliance Partner, Versata has access to BEA software, support and marketing resources to ensure that Versata and BEA products work together to address customer needs.

Competition

Application Development Market

The application development market is intensely competitive, subject to technological changes and affected by new product introductions and other marketing activities engaged in by industry participants. Versata expects the competition in this industry to persist and intensify as the market continues consolidating. Versata’s primary competition comes from companies developing their software applications internally using traditional programming approaches. However, the Company also competes with a number of other entities:

•	Vendors of application server development products such as IBM, BEA Systems, Oracle and Borland Software;

•	Vendors of Web services development environments such as IBM and Borland Software;

•	Vendors of business rules engines for creating decision support applications such as ILOG, Fair Isaac, Computer Associates, Pegasystems and Haley Enterprises; and

•	Companies that market business application software such as Oracle and SAP.

Versata has identified the principal competitive factors in the application development market as:

•	Product functionality and features customized for developing and maintaining complex, data-intensive applications;

•	Ease of application implementation;

•	Performance, scalability and availability;

•	Use of standards-based technology; and

•	Ease of integration with customers’ existing legacy data, software applications and middleware computing infrastructure.

Master Data Management Market

In contrast, Versata believes that the master data management arena is an emerging opportunity area with few competitors. However, industry analysts such as Meta Group, Tower Group and Gartner predict that known industry leaders and several smaller software companies will begin to innovate and deliver master data management offerings. Some of the potential competitors in this market segment will likely include Chordiant, DWL, SAP, Siebel and Soliton.

General competitive issues

In addition, the following factors affect Versata’s competitiveness in all markets in which it participates:

•	Quality of professional services offerings;

•	Quality of customer support services;

•	Pricing; and

•	Company reputation.

Services

An important component of Versata’s overall solution is its ability to provide customers with comprehensive professional services—from training, advice and mentoring, customer support, staff augmentation and rapid requirements development to complete turnkey development and deployment services. Through this comprehensive suite of offerings, Versata helps its customers rapidly respond to changing market conditions without facing internal staffing constraints. Versata’s services organization consists of staff consultants and technical support personnel. The Company can also engage a variety of system integration partners and independent contractors to augment its service offerings.

Consulting Services

Versata consulting services offer insight into the realities of complex transaction and process-based business application development. The Company’s services include system architecture, data modeling, system design, software application development, testing, configuration, installation, quality assurance, risk assessment and performance tuning. Versata also provides project management services to assist customers in developing and deploying large enterprise applications with multiple data sources, multiple database tables, and multiple user interfaces. The Company also offers complete turnkey services whereby Versata professionals and consulting partners deliver complete customized solutions. These services can be provided on-site or via remote electronic connection, offering a balance between personal interaction and speed of responsiveness. Many Versata customers have sought the expertise of Versata consultants during 2004.

Advisory Services

The Versata advisory services program is a rapid-response mechanism for customers with challenging development tasks and who would prefer hands-on help. Advisory services are provided by highly experienced application design and development professionals, any of whom can be obtained on an hourly or per-task basis. Customers can turn to advisory services when they have a specific “how to” question related to their application development or deployment projects.

Training Services

Versata offers its customers introductory and advanced training in the use of its products. These training services are offered in several geographic locations, either as standard public training classes located throughout the U.S. and Europe or on-site private training classes. Versata prices these services per course or on a per-day basis.

Customer Support

Versata believes that a high level of customer service and support is essential to its success. The Company offers a range of customer support services including (i) daily Web, telephone, and e-mail support from its United States, Canada, Australia, Germany and United Kingdom facilities during business hours, (ii) 24-hour-a-day/seven-day-a-week production system support, (iii) 24-hour-a-day/seven-day-a-week self-service support through the Company’s online case tracking system, developer knowledge base and discussion groups, and electronic software delivery system, (iv) “how-to” support through the advisory services group and (v) on-site support upon request. The Company’s customers typically purchase annual maintenance and support contracts at prices dependent upon their desired level of service.

Services Partners

In addition to Versata’s internal services organization, the Company has relationships with resellers, professional service organizations and global system integrators that offer consulting, training and customer support services. These partners include IBM Global Services, Online Business Systems, and Capgemini. Versata’s service partners are encouraged to attend and complete a series of Versata training courses.

Sales and Marketing

Sales

Versata markets its products primarily through a direct sales force in North America and in Europe. As of December 31, 2004, Versata’s direct sales organization consisted of 12 professionals throughout North America and Europe.

Versata utilizes teams consisting of both sales and technical professionals to create organization- and need-specific proposals, presentations and demonstrations for each prospect. When competitively pitching for new business, the Company often delivers a proof of concept and/or an ROI analysis. In many of these engagements, the tangible results of Versata’s proof of concept and/or ROI analysis substantiate the ease-of-use and time-to-market advantages of the Versata platform.

Versata complements its direct sales force with channel sales through various types of relationships that either sell, or help sell, products and services. These relationships include:

•	System Integration Partners. Versata’s system integration partners include companies that custom develop and integrate software applications, including global system integrators as well as regional consulting partners. These partners refer Versata’s products to new and existing customers and then typically provide consulting and system integration services. Some of the Company’s systems integration partners include Advanced Logics, Capgemini, eCorridor, IBM Global Services, Lockheed Martin Services and Online Business Systems.

•	Independent Software Vendors (“ISVs”). ISV’s use Versata’s technology to create and resell their pre-packaged software applications to end-users. Versata typically receives a royalty from these partners for every sell-through application that integrates the Versata products. Some of these partners include Active-Logistics, Ametras, CGI-AMS, JPMorganChase, Tradepoint Systems and Utility Solutions.

•	International Distributors. Versata’s international distributors resell software products to companies in Europe and the Middle East.

Marketing

Versata supports its sales efforts through a variety of marketing initiatives implemented by both its corporate headquarters and its regional offices. The Company’s marketing organization focuses on creating market awareness for Versata’s solutions, generating sales leads, forming relationships with leading technology companies and educating industry analysts about its solutions. Versata conducts a variety of marketing initiatives worldwide to educate its target market. The Company has engaged in marketing activities such as business seminars, trade shows, press relations, industry analyst programs, ongoing public relations, direct mailings and telemarketing, managing and maintaining its corporate Website, and producing and distributing sales support materials. Versata’s marketing organization also participates in acquiring, organizing and prioritizing customer and industry feedback in order to help provide product direction to its development organizations. Versata formalized this customer-driven approach by establishing customer summit meetings to provide forums for discussing customer needs and requirements. Customer summit meetings provide a useful forum in which to share information, test product concepts and collect data on customer and industry needs.

Product Development

Most of Versata’s software products are developed internally by the Company’s own engineering team. This includes everything from core product definition to design, implementation and documentation. To maximize the ability of its engineering organization to rapidly respond to customer needs and market fluctuations, the Company has established a tightly integrated process whereby marketing, sales, services and product support personnel provide Versata’s engineering team with continuous feedback from the Company’s customers, partners and competitors. Versata believes this approach helps the Company innovate to produce products that directly address customer challenges as they emerge. Taking these important steps forward has required Versata to substantially improve its engineering resources and processes during 2004. Among the improvements is a new engineering team at Halifax, Nova Scotia. The team boasts decades of software architecture, design, development and delivery experience, which the Company believes creates a competitive advantage in an industry where continuous innovation is a must.

The net result of these engineering improvements is that Versata is now able to continuously integrate changes and consistently improve its software. In fiscal 2005, the Company intends to seek and invest in improvements in product design, development, testing, and quality assurance to further its goal of rapid responsiveness to customer and market feedback.

Intellectual Property and Licensing

Intellectual Property

Versata relies on a combination of intellectual property rights to establish and protect its intellectual property. These legal protections afford only limited protection for the Company’s technology, and it cannot provide any assurance that other companies will not develop technologies that are similar or superior to its technology. If the Company fails to protect its proprietary technology, the business could be seriously harmed.

While various proprietary intellectual property rights are important to Versata’s success, the Company believes that its business as a whole is not materially dependent on obtaining any particular patent. The Company currently has a U.S. patent relating to its automated development tool that uses a drag-and-drop metaphor. This patent is scheduled to expire on April 9, 2016. It is possible that other companies could successfully challenge the validity or scope of the patent and that the patent may not provide a competitive advantage. Versata enforces its copyright, trademark, service mark and trade name rights. Furthermore, as part of the Company’s proprietary protection procedures, it enters into non-disclosure agreements with its employees, consultants, customers, distributors and business partners and into license agreements with respect to its software, documentation and other proprietary information. The Company further seeks to avoid disclosure of its intellectual property by restricting access to its source code. Despite these precautions, third parties could copy or otherwise obtain and use the Company’s products or technology without authorization, or develop similar technology independently. In addition, the laws of many countries do not protect the Company’s proprietary rights to as great an extent as do the laws of the U.S.

Currently, Versata is not aware of any pending claims that its products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties. While the Company relies on patent, copyright, trademark, trade secret laws and contractual restrictions to protect its technology, the Company believes that factors such as the creativity and technological skills of its personnel, new product developments, frequent product enhancements and reliable customer service and product maintenance are more essential to establishing and maintaining a technology leadership position. See the “Risk Factors” section under Item 1 for a discussion of the risks associated with proprietary rights.

Third Party Licensing

Versata integrates third-party software into its products. While the Company believes that alternative sources of such third-party software are available, and based upon past experience and standard industry practice such licenses generally could be obtained on commercially reasonable terms, any significant interruption in the supply of such products could adversely impact the Company’s sales of its products unless and until the Company could secure another supplier.

International Operations

We currently have international subsidiaries located in Australia, Canada, Germany, and the United Kingdom. In March 2004, we sold certain intangible assets of our French subsidiary to our German subsidiary. We no longer maintain a staff or offices in France.

Employees

As of December 31, 2004, we had 73 active employees and 11 contractors. Of these individuals, 17 employees and contractors were in sales and marketing, 24 employees and contractors were in product development, 15 employees were in professional services, 12 employees were in customer support, and 16 employees and contractors were in finance and administration. Our employees are not represented by any collective bargaining unit, and we believe our relations with employees are satisfactory.

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

Risks Related to Our Business

We Have Limited Working Capital and May Experience Difficulty in Obtaining Needed Funding, Which May Limit Our Ability to Effectively Pursue Our Business Strategies.

As of October 31, 2004, we had $9.8 million in cash and short-term investments, and working capital of approximately $5.1 million. To date, we have not achieved profitability or positive cash flow on a sustained basis. Although we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient. Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources, potentially to a serious degree. We may find it necessary to obtain additional equity or debt financing in fiscal 2005 or beyond. If we require additional external funding, there can be no assurance that we will be able to obtain it on a timely basis if at all, or, if available, on terms acceptable to us. Moreover, additional financing will cause dilution to existing stockholders. If we cannot secure adequate financing sources on a timely basis, then we would be required, at a minimum, to reduce our operating expenses, which would restrict our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels.

We Have Incurred Operating Losses Since Our Inception and May Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the near future. Although we hope to achieve positive cash flow and GAAP profitability by the end of fiscal 2005, if our revenue grows less than we anticipate or if our operating expenses increase more than expected, we may never achieve profitability. As of October 31, 2004, we had an accumulated deficit of $210.9 million.

Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods.

Our operating results have varied and may continue to vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive certain recurring revenues on royalty-based license agreements and also from deferred maintenance and support fees, a significant amount of license fees in any quarter is dependent on the execution of new license sales in a particular quarter. Our professional services revenue in any quarter is substantially dependent on our license revenue. Services are normally purchased in conjunction with software, although it is not a requirement. Should our license revenues decrease, there will be a reduced market for our services. Any revenue shortfall in services could have an immediate and significant adverse effect on our results of operations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed; our operating results would be adversely affected for that period. In addition, unplanned expenses such as increases in salaries, third party software licensing fees, and cost of software development, could adversely affect operating results for the period in which such expenses were incurred.

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

The success of new products is dependent on several factors including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, and market acceptance of these products. Although the Company intends to release Versata 6 and the Versata BAM Dashboard v2.0 with the functionalities described herein during fiscal 2005, there can be no assurance that these products will be released in a timely manner, include the described functionalities, or achieve broad market acceptance. Our inability to run on new or increasingly popular operating systems, and/or our failure to successfully enhance and improve our products in a timely manner could have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, Versata may in the future discover errors in new releases or new products after the commencement of commercial shipments. Since many customers are using Versata products for mission-critical business operations, any of these occurrences could seriously harm the Company’s business and generate negative publicity.

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

We Depend on Technology Licensed from Third-party Software Developers and our Ability to Develop and Sell our Products and Services Could be Delayed or Impaired if We Fail to Maintain These License Arrangements.

We incorporate into our products third-party software that enables, enhances or compliments aspects of our products’ functionality. This third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of support, or at all. Our inability to maintain these software licenses on current terms could delay or impair the sale of our products and services until equivalent software, if available, is identified, licensed or developed, and integrated. This could adversely affect our business and impair our future growth.

Versata had an OEM agreement with WebGain for TopLink, a Java object-to-relational persistence architecture, as a part of the Versata 5 platform. The TopLink architecture bridges the gap between object-oriented Java systems such as Versata and relational database systems such as Oracle. The original OEM agreement with WebGain expired in 2004. Oracle acquired the assets and intellectual property for the TopLink product from WebGain. Versata is working to put in place a new agreement with Oracle. There can be no assurance that Versata can finalize this agreement in a timely manner or with favorable terms. If Versata is not able to enter into a new agreement with Oracle, Versata could lose the right to use and distribute TopLink and remedies could include damages or injunctive relief.

We May Have to Delay Recognizing License or Service Related Revenue for a Significant Period, Which Could Negatively Impact Our Results of Operations.

Although we typically enter into standard license agreements and time-and-materials services agreements, we may occasionally have to delay recognizing license or service revenue for a significant period of time for a variety of types of transactions, including:

•	Transactions which require specified future deliverables not covered by maintenance and support arrangements;

•	Transactions that involved significant production, modification or customization;

•	Transactions that contain customer acceptance clauses, cancellation/exchange rights, or refund rights;

•	Transactions that involve certain customer financing arrangements;

•	Transactions that involve new products;

•	Transactions that involve extended payment terms or payments based on milestones;

•	Transactions that do not support current established pricing of training, professional services, maintenance and support, or other typical undelivered elements in an arrangement;

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

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or re-interpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally. For example, recently issued accounting regulations requiring the company to account for employee stock option grants as an expense could have the result of our not using options as widely for our employees which could impact our ability to hire and retain key employees.

We Will Incur Increased Costs as a Result of Recently Enacted and Proposed Changes in Laws and Regulations Relating to Corporate Governance Matters and Public Disclosure.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment will result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

If Java Technology Does Not Continue to be Widely Adopted for E-business Application Development, Our Business Will Suffer.

Our products are based on Java technology, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems. Java was developed primarily for the Internet and corporate intranet applications. It is still too early to determine whether Java will achieve greater acceptance as a programming language and platform for enterprise applications. Alternatives to Java include Microsoft’s C# language and .Net computing platform. Should Java not continue to be widely adopted, our business will suffer. Alternatively, if Sun Microsystems makes significant changes to the Java language or its proprietary technology, or fails to correct defects and limitations in these products, our ability to continue improving and shipping our products could be impaired. In the future, our customers also may require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

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

Some of our products, incorporate intellectual property licensed from third parties or open source software. If we fail to successfully exclude such technology from our indemnification obligations, claims that such open source or third party technology infringes the intellectual property rights of a third party could materially and adversely affect our business and financial condition.

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

We Depend on Increased Business from Our Current and New Customers and if We Fail to Generate Repeat and Expanded Business or Grow Our Customer Base, Our Products and Services Revenues Will Likely Decline.

In order to be successful, we need to broaden our business by selling product licenses and services to current and new customers. Many of our customers initially make a limited purchase of our products and services for pilot programs. These customers may not choose to purchase additional licenses to expand their use of our products. These and other potential customers also may not yet have developed or deployed initial software applications based on our products. If these customers do not successfully develop and deploy these initial software applications, they may choose not to purchase deployment licenses or additional development licenses. In addition, as we introduce new versions of our products, or new products, our current customers may not require the functionality of our new products and may not license these products.

If we fail to add new customers who license our products, our revenue will also likely decline. The total amount of professional services and customer support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a further downturn in our software license revenue or a decline in the percentage of customers who renew their annual support agreements, our professional services and fees for customer support revenue could become flat or further decline.

Our Failure to Maintain Ongoing Sales Through Distribution Channels Will Result in Lower Revenues.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as Independent Software Vendors (“ISVs”), systems integrators, independent consultants, application service providers (“ASPs”) and resellers. Our ability to achieve revenue growth in the future will depend in part on our success in making our direct sales force more efficient and in further establishing and expanding relationships with distributors, ASPs, ISVs, Original Equipment Manufacturers (“OEMs”) and systems integrators. We intend to seek distribution arrangements with additional ISVs to embed our solutions in their products. It is possible that we will not be able to increase the efficiency of our direct sales force or other distribution channels, or secure license agreements with additional ISVs on commercially reasonable terms. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

We rely on informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sales process. We will need to expand our relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. In addition, our ability to attract such third parties is dependent on our ability to timely develop and enhance new and existing products to support the necessary marketplace and technology standards. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, that we will not be able to maintain an effective, long term relationship with these third parties, and that these third parties will not successfully meet the needs of our customers.

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

Risks Related to Our Industry

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

Entering Into New or Developing Markets May Also Result in Decreased Revenues or Lower Revenue Growth Rates

As we focus on the new market opportunity in master data management and the Business Rules Engine industry, we may be competing with large, established suppliers and/or systems integrators as well as start-up companies. Some of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Since the master data management market is relatively new, we believe that success in developing and selling master data management products will require us to devote appropriate efforts to develop the strong sales, marketing and development skills required to address new target markets. These efforts may increase our operating costs and, if we fail to generate timely revenue from the master data management business, our working capital and operating results could be adversely affected. There can be no assurance that our efforts to pursue the master data management business or entering the Business Rules engine industry will be successful or will not adversely affect our financial condition or results of operations, particularly in the near term.

If We Do Not Effectively Compete With New and Existing Competitors, Our Revenues and Operating Margins Will Decline.

The software development market in general, and the market for our software and related services in particular, are new, rapidly evolving and highly competitive. We expect the competition in this industry to persist and intensify as the market continues to consolidate. Many of our competitors, including but not limited to IBM, BEA Systems, Oracle, Borland Software, ILOG, Fair Isaac, Pegasystems, Haley Enterprises, SAP and Computer Associates have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors, such as the ones mentioned herein; also have more extensive customer bases, broader customer relationships and broader industry alliances that they could leverage, thereby establishing relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional service organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings or may introduce new products and enhancements. Furthermore, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If we fail to compete successfully with our competitors, the demand for our products would decrease. Any reduction in demand could lead to loss of market share, a decrease in the price of our products, fewer customer orders, reduced revenues, reduced margins, and increased operating losses. These competitive pressures could seriously harm our business and operating results.

Risks Related to Our Stock

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

Any Potential Delisting of Versata’s Common Stock from the NASDAQ Small Cap Market Could Harm Our Business.

Versata’s common stock currently trades on the NASDAQ Small Cap Market, which has certain quantitative continued listing requirements. In March 2004 we transferred the listing of our common stock from the NASDAQ National Market to the NASDAQ Small Cap Market because we no longer met the NASDAQ National Market’s minimum stockholder’s equity requirements. If we are unable to maintain compliance with the Small Cap Market’s continued listing requirements, our common stock could be de-listed from the Small Cap Market, with future sales conducted only in the over the counter market. A transfer to the over the counter market could have a negative impact on the price and liquidity of our common stock.

We May Engage in Future Acquisitions that Dilute Our Stockholders and Cause Us To Incur Debt or Assume Contingent Liabilities.

As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

•	pay amounts of cash to acquire assets or businesses;

•	issue stock that would dilute current stockholders’ percentage ownership;

•	incur debt; or

•	assume liabilities.

These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products or integration of new personnel;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

Our Charter Documents, Delaware Law and our Stockholder Rights Plan Contain Provisions That May Inhibit Potential Acquisition Bids, Which May Adversely Affect The Market Price of Our Common Stock, Discourage Merger Offers or Prevent Changes in Our Management.

Our board of directors has the authority to issue up to 833,333 shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of the shares without any further vote or action by our stockholders. If we issue any of these shares of preferred stock in the future, the rights of holders of our common stock may be negatively affected. If we issue preferred stock, a change of control of our company could be delayed, deferred or prevented. We have no current plans to issue shares of preferred stock.

Section 203 of the Delaware General Corporation Law restricts certain business combinations with any interested stockholder as defined by that statute. In addition, our certificate of incorporation and bylaws contain certain other provisions that may have the effect of delaying, deferring or preventing a change of control. These provisions include:

•	the elimination of actions by written consent of stockholders; and

•	the establishment of an advance notice procedure for stockholder proposals and director nominations to be acted upon at annual meetings of the stockholders.

In April 2004, our board of directors adopted a stockholder rights plan. Under this plan, we issued a dividend of one right for each share of our common stock. Each right initially entitles stockholders to purchase a fractional share of our preferred stock for $13.00. However, the rights are not immediately exercisable. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, a certain percentage of our common stock, unless the rights are redeemed by us for $0.001 per right, the rights will become exercisable by all rights holders, except the acquiring person or group, for shares of our preferred stock or the stock of the third party acquirer having a value of twice the right’s then-current exercise price.

These provisions are designed to encourage potential acquirers to negotiate with our board of directors and give our board of directors an opportunity to consider various alternatives to increase stockholder value. These provisions are also intended to discourage certain tactics that may be used in proxy contests. However, the potential issuance of preferred stock, our charter and bylaw provisions, the restrictions in Section 203 of the Delaware General Corporation Law and our stockholder rights plan could discourage potential acquisition proposals and could delay or prevent a change in control, which may adversely affect the market price of our stock. These provisions and plans may also have the effect of preventing changes in our management.

Item 2.	Properties

Our principal executive and administrative offices are located in approximately 25,000 square feet of office space in Oakland, California, and we have subleased approximately 13,000 square feet of this space. Our lease expires in August 2010 and our sublease expires in October 2005. Our monthly net lease payments on the Oakland facility are approximately $30,000. We also maintain leased offices or “executive suites” in Redwood City, Hamburg, Neuss (Germany), London, Bedford (Canada) and Melbourne.

Item 3.	Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued Orders of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were all initially filed in 2001. Pursuant to the terms of the settlement, Versata’s directors and officers insurers paid $9.75 million, Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. The shares of common stock have a $3.50 per share put option exercisable for 20 trading days commencing one year after distribution; however, the put shall expire should our stock trade above $3.50 per share for 15 trading days during the one year period following the distribution. Distribution of the settlement shares occurred on January 28, 2004. As of October 31, 2004 and 2003, we had accrued $660,000 and $700,000, respectively, for this liability in “accrued restructuring and other” in the accompanying financial statements.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Price Range of Common Stock

Our common stock is listed on the NASDAQ Small Cap Market under the symbol “VATA.” Public trading of our common stock commenced on March 3, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock. We implemented a one-for-six reverse stock split on May 24, 2002. All prices below have been adjusted for the reverse split.

	High	Low
Fiscal Year Ended October 31, 2004:
First Quarter	$2.10	$1.54
Second Quarter	2.25	1.53
Third Quarter	2.20	1.34
Fourth Quarter	1.85	1.40

	High	Low
Fiscal Year Ended October 31, 2003:
First Quarter	$1.25	$0.81
Second Quarter	1.30	0.65
Third Quarter	2.34	1.15
Fourth Quarter	2.87	1.80

We believe that a number of factors may cause the market price of our common stock to fluctuate. See “Item 1. Business—Risk Factors That May Affect Future Results”. As of January 10, 2005, there were 1,750 holders of record of our common stock.

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

(c) Securities authorized for issuance under equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance
	A	B	C
Equity compensation plans approved by security holders	958,320	$7.66	889,533
Equity compensation plans not approved by security holders	675,000	1.91	125,000

Total	1,633,320	$5.28	1,014,533

(d) Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

	Year Ended October 31						Ten Months Ended October 31 2001(a)		Year Ended December 31 2000
	2004		2003		2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$15,328		$15,262	(b)	$20,160	(b)	$30,141		$56,608

Loss from operations	(4,756	)(c)	(10,808	)(c)	(11,495	)(c)	(64,317	)(d)	(72,903)
Net loss	(4,795)		(10,776)		(11,195)		(62,876)		(67,901)
Basic and diluted net loss per share	$(0.59)		$(1.45)		$(1.58)		$(9.38)		$(12.39)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$5,202		$8,089		$12,287		$21,871		$39,272
Short-term investments	4,640		5,693		4,478		3,036		29,926
Working capital	5,107		7,775		11,593		17,265	(e)	57,958
Total assets	13,207		23,120		32,356		45,782		119,839
Total long-term liabilities	738		4,939		2,911		4,291	(e)	218
Stockholders’ equity	5,253		9,846		19,936		28,790		87,545

(a)	In December 2001, we changed our fiscal year-end from December 31 to October 31.
(b)	Revenue decreased in fiscal years 2002 and 2003 due to decreased IT spending, overall economic and market conditions as well as our focus on expense management.
(c)	Loss from operations for fiscal years 2004, 2003 and 2002 includes restructuring and other related expenses of $1.6 million, $3.7 million and $1.9 million, respectively.
(d)	Loss from operations for the ten months ended October 31, 2001 reflects restructuring and other expenses of $19.7 million and an intangible and goodwill impairment charge of $4.1 million.
(e)	Working capital and total long-term liabilities as of October 31, 2001 reflect $2.4 million of deferred revenue reclassified from current liabilities to long-term liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

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

In July 2004, Versata decided to expand its research and development resources in Halifax, Nova Scotia and to end its relationship with Virtusa. The Company retained Virtusa, which has advanced technology centers in India and Sri Lanka, in 2003 to provide engineering services including platform port development, quality assurance, and maintenance. One reason the Company decided on this course of action was to take advantage of several tax incentives offered by the Canadian government. These incentives make this approach economically competitive to alternative offshore options.

We derive our revenue from the sale of software product licenses and from related services. Our software is generally priced on a per central processing unit (“CPU”) basis. Sales of software licenses typically include revenue associated with product maintenance which provides the customer with unspecified software upgrades over a specified term, typically one year. Maintenance and support revenue consists of fees relating to the provision of customer support as well as product updates and upgrades. Professional services revenue includes technical consulting, training, mentoring, staff augmentation and project management or rapid requirements development to complete turnkey solution services. Customers typically purchase professional services from us for specialized training and mentoring activities directed at optimizing the customer’s use of our software products. Professional services are generally sold on a time-and-materials basis. Maintenance and customer support is priced based on the particular level of support chosen by the customer and the number of CPU’s in operation.

Versata markets its products primarily through a direct sales force in North America and in Europe. The Company’s internal team is supported by a network of consulting and systems integration partners, companies selling pre-packaged software applications, and companies selling software applications over the Internet on a subscription basis.

Our revenues to date have been derived predominantly from customers in North America. Net revenues from international sales represented 41%, 27%, and 23%, of our total revenue for the years ended October 31, 2004, 2003, and 2002.

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

Since our inception, we have incurred substantial costs to develop and support our technology and products, to recruit and train personnel for our product development, sales and marketing and professional services departments, and to establish our administrative infrastructure. To date, all software development costs have been expensed in the period incurred as such costs have not met the criteria for capitalization under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or

Otherwise Marketed (“SFAS 86”). Historically, our operating expenses have exceeded the revenue generated by our products and services. As a result, we have incurred net losses in each quarter since inception and had an accumulated deficit of $210.9 million as of October 31, 2004 and $206.1 million as of October 31, 2003.

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

Determining Functional Currencies for the Purpose of Consolidation

We have several foreign subsidiaries, which together account for approximately 41% of our net revenues for the year ended October 31, 2004, and 11% of our assets and 38% of our total liabilities as of October 31, 2004.

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

Stock-based Compensation

Versata currently accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our Company’s common stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. Our Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt the provisions of SFAS 123R during our 2005 fiscal year. The adoption of SFAS 123R is expected to have a material impact on our results of operations. Information concerning the impact on our operating results of using SFAS 123R is included in Note 3 of the “Notes to Consolidated Financial Statements”.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the consolidated statements of operations of Versata expressed as a percentage of total revenues:

	Year Ended October 31,
	2004	2003	2002
Revenue:
Software license	38.2%	38.3%	32.8%
Maintenance and Support	38.7	38.1	28.6
Professional Services	23.1	23.6	38.6

Total revenue	100.0	100.0	100.0

Cost of revenue:
Software license	0.7	1.4	1.0
Maintenance and Support	10.2	10.7	7.2
Professional Services	22.1	22.1	31.2

Total cost of revenue	33.0	34.2	39.4

Gross profit	67.0	65.8	60.6

Operating expense:
Sales and marketing	37.3	36.4	43.1
Product development	26.4	34.7	27.4
General and administrative	21.6	22.5	22.9
Stock-based compensation	2.4	5.6	5.2
Amortization of intangibles	—	12.9	9.7
Restructuring and other expenses	10.3	24.5	9.3

Total operating expense	98.0	136.6	117.6

Loss from operations	(31.0)	(70.8)	(57.0)
Interest income, net	1.0	1.5	2.1
Other non-operating, net	(1.3)	(1.3)	(0.6)

Net loss	(31.3)%	(70.6)%	(55.5)%

Year Ended October 31, 2004 Compared to Year Ended October 31, 2003

Revenue

Total Revenue.    Total revenue consists of software license revenue, maintenance and support, and professional services revenue. Total revenue in 2004 increased marginally from 2003, by $66,000, to $15.3 million with only minor changes in the revenue components between both fiscal years. Total revenue in Europe increased by 52% in 2004 while total revenue in North America decreased by 19%.

Software License Revenue.    Software license revenue in 2004 increased slightly from 2003 by $6,000 to $5.9 million. License revenue in 2004 was $2.9 million in both Europe and North America. In comparison, for 2003, North America accounted for 84% of license revenue while Europe accounted for 16% of license revenue. The increase in European license revenue for 2004 was driven by a large contract with a new customer in Germany. License revenue accounted for 38% of total revenues in both 2004 and 2003.

Maintenance and Support Revenue.    Maintenance and support revenue consists of revenue associated with providing customer support and product upgrades and updates. These revenues are derived from new maintenance and support contracts and the renewal of existing maintenance and support contracts. Such revenue is recognized ratably, usually over one-year time periods. Maintenance and support revenue increased by $111,000, or 2%, from $5.8 million in 2003 to $5.9 million in 2004. Maintenance and support revenue in 2004, as compared to 2003, decreased by 6% in North America and increased by 19% in Europe. The increased maintenance and support revenue in Europe reflects the increased license revenue sales for that region in 2004. Maintenance and support revenue accounted for 39% of total revenues in 2004 and 38% in 2003.

Professional Services Revenue.    Professional services revenue consists of revenue associated with providing technical consulting and training services as well as reimbursable expenses. Professional services revenue decreased by $51,000 or 1% from $3.6 million in 2003 to $3.5 million in 2004. Professional services revenue in 2004 as compared to 2003 increased by 6% in North America and decreased by 14% in Europe. The increase in North America was driven by a large consulting assignment with a state governmental entity. Professional services revenue accounted for 23% of total revenues in 2004 and 24% in 2003.

Geographic information

Following is a summary of revenue by major geographic region (in thousands):

	Years Ended October 31
	2004	2003
Software license revenue:
North America	$2,934	$4,911
Europe	2,919	936

	$5,853	$5,847

Maintenance and support revenue:
North America	$3,675	$3,929
Europe	2,256	1,891

	$5,931	$5,820

Professional services revenue:
North America	$2,390	$2,247
Europe	1,154	1,348

	$3,544	$3,595

Total revenue:
North America	$8,999	$11,087
Europe	6,329	4,175

	$15,328	$15,262

Cost of Revenue

Total Cost of Revenue.    Total cost of revenue consists of cost of software license revenue, cost of maintenance and support revenue and cost of professional services revenue. Total cost of revenue decreased by $163,000 or 3% from $5.2 million in 2003 to $5.1 million in 2004. The decrease in total cost of revenue primarily reflects a reduction in the cost of software license revenue in 2004, as compared to 2003.

Cost of Software License Revenue.    Cost of software license revenue consists of royalty payments to third parties for technologies incorporated into our products, as well as electronic distribution costs. Cost of software license revenue decreased by $113,000 or 52% from $218,000 in 2003 to $105,000 in 2004. Third party royalties decreased by $174,000 or 81% in 2004. This was principally related a change in the estimate for accrued royalties from a prior year.

Cost of Maintenance and Support Revenue.    Cost of maintenance and support revenue consists of salaries, other employee related costs and general office costs incurred in providing customer maintenance and support.

Cost of maintenance and support revenue was $1.6 million in both 2004 and 2003. For 2004, as compared to 2003, the Company experienced a decrease in employee related costs offset by an increase in travel expense. The number of employees decreased from 13 at the beginning of fiscal 2004 to 10 at the end of fiscal 2004.

Cost of Professional Services Revenue.    Cost of professional services revenue consists of salaries and other employee related costs, travel, and payments to third party consultants incurred in providing consulting and training services. Cost of professional services revenue was constant at $3.4 million in both 2004 and 2003. For 2004, as compared to 2003, the Company experienced an increase in personnel related costs offset by decreases in training costs and reimbursable expenses. The number of employees decreased from 19 at the beginning of fiscal 2004 to 14 at the end of fiscal 2004.

Gross Profit and Gross Margin

Gross Profit.    Gross profit increased by $229,000 or 2% from $10.0 million in 2003 to $10.3 million in 2004. This increase was principally related to lower cost of software license revenue as well as a slight increase in total revenue. Maintenance and support and software license revenues experienced a gross profit increase of approximately $179,000 and $119,000, respectively for the year ended October 31, 2004, as compared to the year ended October 31, 2003.

Gross Margin.

Following is a summary of gross margins by revenue type:

	Years Ended October 31,
	2004	2003
Software license	98%	96%
Maintenance and support	74%	72%
Professional services	5%	6%

Total	67%	66%

Gross margin increased slightly to 67% for the year ended October 31, 2004 from 66% for the year ended October 31, 2003. The total gross margin increase was related to higher revenue and lower costs for both software license and maintenance and support for the year ended October 31, 2004, as compared to the year ended October 31, 2003. These increases were offset by slightly lower revenue and higher costs within professional services for the year ended October 31, 2004, as compared to the year ended October 31, 2003.

Operating Expenses

Following is a summary of operating expenses (in thousands):

	Years Ended October 31,
	2004	2003
Operating expense:
Sales and marketing(1)	$5,714	$5,559
Product development(1)	4,051	5,292
General and administrative(1)	3,308	3,429
Stock-based compensation	372	856
Amortization of intangibles	2	1,973
Restructuring and other expenses(1)	1,583	3,744

Total operating expense	15,030	20,853

(1)	Excluding stock-based compensation. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

Operating Expenses.    Operating expenses decreased by $5.8 million or 28% from $20.9 million in 2003 to $15.0 million in 2004. The majority of the expense reductions in 2004 related to restructuring, product development, and stock-based compensation. As a percentage of revenue, operating costs decreased to 98% in 2004, compared to 137% in 2003.

Sales and Marketing.    Sales and marketing expenses consist of salaries, commissions, travel and entertainment expense and marketing programs. Sales and marketing expenses increased by $155,000 or 3% from $5.6 million in 2003 to $5.7 million in 2004. This increase was primarily attributable to higher commissions and marketing program costs offset by lower personnel related costs and partner commissions. The number of employees decreased from 27 at the beginning of fiscal 2004 to 17 at the end of fiscal 2004.

Product Development.    Product development expenses include costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $1.2 million or 23% from $5.3 million in 2003 to $4.1 million in 2004. This decrease was principally related to lower personnel related costs offset by an increase in consulting costs. This decrease reflects the cost savings achieved from our consulting relationship with Virtusa in 2004. The number of employees decreased from 34 at the beginning of fiscal 2004 to 15 at the end of fiscal 2004.

General and Administrative.    General and administrative expenses consist of salaries for executive, finance and administrative personnel, information systems costs and allowance for doubtful accounts. General and administrative expenses decreased by $119,000 or 3% from $3.4 million in 2003 to $3.3 million in 2004. This decrease was primarily attributable to reductions in personnel related expenses and allocated IT costs, offset by increases in consulting expense and bad debt provisions. We expect general and administrative expense to increase in fiscal 2005 as we incur additional costs relating to compliance with Sarbanes Oxley Act of 2002. The number of employees decreased from 16 at the beginning of fiscal 2004 to 15 at the end of fiscal 2004.

Stock-Based Compensation.    Stock-based compensation expense includes the amortization of earned and unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Unearned employee stock-based compensation expenses are amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Earned employee stock-based compensation is expensed at the time the stock is issued. We incurred a non-cash charge for stock-based compensation of $372,000 in 2004, compared to $856,000 in 2003. This decrease relates to the cancellation of unvested options for terminated employees as well as generally lower employee headcount in 2004. Stock-based compensation expense paid to employees decreased by $275,000 or 48% from $571,000 in 2003 to $296,000 in 2004. This decrease reflects our lower staff levels and the commensurate reduction in both common stock and stock option awards. As of October 31, 2004 the Company had no unamortized stock-based compensation on its balance sheet.

Amortization of Intangibles.    We incurred non-cash charges of $2,000 in 2004 for the amortization of intangibles, as compared to $2.0 million incurred in 2003. As of October 31, 2004 the Company had no unamortized intangibles on its balance sheet.

Restructuring and Other Expenses.    Restructuring and other expenses consist primarily of expenses relating to excess office facilities, and reductions in personnel. We incurred restructuring and other expenses of $1.6 million in 2004 and $3.7 million in 2003, a decrease of 58%. This decrease related principally to the reversal of reserves recorded in 2003 pertaining to excess office space within our Oakland, California headquarters. The decrease was offset by accelerated depreciation charges and other expenses incurred in the renegotiation of the lease agreement for our Oakland headquarters. In March, 2004 we sold certain intangible assets of our French subsidiary to our German subsidiary for approximately $170,000. We recorded restructuring expenses of approximately $463,000 related to statutory severance payments, legal fees and other charges relating to the sale of the French subsidiary.

Interest Income, net.    Interest income, net is primarily comprised of interest income from our cash balances and investments, offset by interest paid on our capital lease obligations. We had interest income, net of $156,000 in 2004, compared to $233,000 in 2003. This decrease was principally related to lower cash and investment balances.

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

Software License Revenue.    Software license revenue decreased by $800,000 or 12% from $6.6 million in 2002 to $5.8 million in 2003. Domestic operations accounted for 84% of license revenues in 2003 compared to 82% in 2002. As a percentage of total revenue, license revenues accounted for 38% of total revenues in 2003 compared to 33% in 2002. License sales slowed in fiscal 2003 as management worked on expense management and improving satisfaction within our existing customer base. In addition, license sales suffered from a general decline in spending on large-scale IT infrastructure projects and general competitive pressures.

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

Geographic information

Following is a summary of revenue by major geographic region (in thousands):

	Years Ended October 31
	2003	2002
Software license revenue:
North America	$4,911	$5,371
Europe	936	1,249

	$5,847	$6,620

Maintenance and support revenue:
North America	$3,929	$4,039
Europe	1,891	1,727

	$5,820	$5,766

Professional services revenue:
North America	$2,247	$6,149
Europe	1,348	1,625

	$3,595	$7,774

Total revenue:
North America	$11,087	$15,559
Europe	4,175	4,601

	$15,262	$20,160

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

Gross Profit and Gross Margin

Gross Profit.    Gross profit decreased by $2.2 million or 18% from $12.2 million in 2002 to $10.0 million in 2003. This decrease was driven by lower revenues for both software license and professional services as well as significantly lower cost of revenue within professional services.

Gross Margin.

Following is a summary of gross margins by revenue type:

	Year Ended October 31,
	2003	2002
Software license	96%	97%
Maintenance and support	72%	75%
Professional services	6%	19%

Total	66%	61%

Gross margin increased to 66% for the year ended October 31, 2003 from 61% for the year ended October 31, 2002. The total gross margin increase reflected a 24% decrease in total revenue offset by a 34% decrease in total cost of revenue for the year ended October 31, 2003, as compared to the year ended October 31, 2002. The most significant revenue and cost of revenue movements between the years ended October 31, 2004 and 2003 related to professional services where revenue and cost of revenue were reduced by 54% and 46%, respectively.

Operating Expenses

Following is a summary of operating expenses (in thousands):

	Year Ended October 31,
	2003	2002
Operating expense:
Sales and marketing(1)	$5,559	$8,690
Product development(1)	5,292	5,525
General and administrative(1)	3,429	4,619
Stock-based compensation	856	1,042
Amortization of intangibles	1,973	1,961
Restructuring and other expenses(1)	3,744	1,875

Total operating expense	20,853	23,712

(1)	Excluding stock-based compensation. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

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

Stock-Based Compensation.    Stock-based compensation expense includes the amortization of earned and unearned employee stock-based compensation and expenses for stock granted to consultants in exchange for services. Unearned employee stock-based compensation expenses are amortized on an accelerated basis over the vesting period of the related options, generally 50 months. Earned employee stock-based compensation is expensed at the time the stock is issued. We incurred a non-cash charge of $856,000 in 2003 as compared to $1.0 million in 2002. The decrease relates primarily to the cancellation of unvested options for terminated employees, offset by earned stock-based compensation expense of $571,000 in 2003. As of October 31, 2003 unamortized stock-based compensation totaled $45,000. This expense will be incurred in the year ending October 31, 2004 subject to any unvested option cancellations for future employee terminations.

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

Interest Income, net.    Interest income, net is primarily comprised of interest income from our cash balances and investments, offset by interest paid on equipment loan and capital lease obligations. We had interest income, net of $233,000 in 2003, compared to interest income, net of $420,000 in 2002. This decrease was principally related to lower cash and investment balances and a general reduction in interest rates.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities, and our initial public offering, resulting in the aggregate, net proceeds of approximately $167.2 million. We have also funded our operations through equipment financing. As of October 31, 2004, we had $9.8 million in cash and cash equivalents and short-term investments, $5.1 million in working capital and no loan balances outstanding. Of the $9.8 million in cash and cash equivalents and short-term investments, approximately $586,000 was located within accounts maintained by our international subsidiary companies.

Net cash used in operating activities was $7.5 million, $2.8 million, and $9.2 million for the years ended October 31, 2004, 2003, and 2002, respectively. Net cash used in operating activities in each period reflects net losses, offset by changes in working capital and non-cash expenses including depreciation and amortization, stock-based compensation and restructuring accruals. For the year ended October 31, 2004, operating cash flows related to accrued restructuring and other included the payment of $4.2 million in restricted cash to the landlord of our Oakland, California headquarters as part of an office lease amendment executed on March 10, 2004. Depreciation and amortization charges declined to $1.4 million in 2004, from $3.8 million in 2003 and $4.3 million in 2002. This decline principally reflects lower expenditures on fixed assets and intangibles in these periods and the write-off of fixed assets no longer in service.

Net cash provided by investing activities was $4.8 million for the year ended October 31, 2004. Net cash used in investing activities was $942,000 for the year ended, October 31, 2003, and $1.2 million for the year ended October 31, 2002. Cash provided by investing activities during the year ended October 31, 2004 primarily reflects the release of $4.2 million in restricted cash as part of an office lease amendment for our Oakland, California headquarters, as well as the net proceeds from the sale of short-term investments offset by purchases of property and equipment. Net cash used in investing activities during the years ended October 31, 2003 and October 31, 2002 primarily reflects the purchase of short-term investments offset by the proceeds from the sale of short-term investments and a decrease in restricted cash balances.

Net cash used in financing activities was zero for the year ended October 31, 2004 as the net proceeds from the exercise of stock options were offset by the principal payments on capital lease obligations. Net cash used in financing activities was $102,000 for the year ended October 31, 2003. This primarily reflects principal payments made on capital leases, offset by the proceeds of option and warrant exercises. Net cash provided by financing activities was $749,000 for the year ended October 31, 2002 and included $977,000 of proceeds from the sale of common stock to former officers, offset by principal payments made on capital leases.

We believe our cash, cash equivalents and short-term investments as of October 31, 2004 will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next year. To further ensure we have sufficient working capital resources, we executed a loan agreement with Venture Banking Group on December 20, 2004 whereby the Company may borrow up to $1.0 million under a revolving credit facility. We also entered into several capital equipment leases in the year ended October 31, 2004 with terms ranging from 12 to 36 months. The total value of the equipment leased was $151,000 and the amount owed under the leasing arrangements was $123,000, as of October 31, 2004.

Our Company has entered into leases for certain office space with original terms ranging from 6 months to the year 2010. The lease for office space at our principal executive and administrative offices in Oakland, California, includes scheduled base rent increases over the term of the lease. In addition, this lease contains an escalation clause to recover increases in future operating costs and real estate taxes over the base year. We also entered into a sub-lease agreement for certain office space located within our Oakland, California headquarters. This sub-lease was recently extended to October 31, 2005. The future minimum lease payments shown below include both gross and net lease commitments, inclusive of escalations.

Future minimum lease payments under all non-cancelable operating leases at October 31, 2004 are as follows (in thousands):

	Operating Leases
	Gross Commitments	Contractual Sub-lease Income	Net Commitments
Year Ending October 31,
2005	$993	$(124)	869
2006	831		831
2007	850		850
2008	912		912
2009 and thereafter	1,765		1,765

Total minimum lease payments	$5,351	$(124)	$5,227

The company has no off-balance sheet arrangements and has not utilized any variable interest entities for the years ended October 31, 2004, 2003 and 2002.

Contingencies

The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires significant judgment. Many of these legal matters can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for loss contingencies are adequate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks including changes in foreign currency fluctuations and interest rates. In the normal course of business, we establish policies and procedures to manage our exposure to fluctuations in interest rates.

Foreign Currency Risks.    As of October 31, 2004, Versata had operating subsidiaries located in the United Kingdom, Germany, Canada, and Australia. Our revenue outside North America was 41% for the year ended October 31, 2004. International sales were made from the Company’s foreign sales subsidiaries and were denominated in the local currency of each country. Our subsidiaries incur their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. Due to the materiality and nature of our international operations we do not currently enter into foreign currency hedge transactions. A uniform 10% change in foreign exchange rates for the year ended October 31, 2004 would have changed the Company’s net loss by approximately $84,000.

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

Table of investment securities at October 31, 2004 (in thousands):

	Fair Value	Weighted Average Interest Rate (%)
Cash and cash equivalents:
Cash and Money Market Funds	$2,558	0.80
Auction Floater	1,400	1.93
Federal Agencies	1,244	1.92

	$5,202

Short-term investments:
Corporate debt securities	$2,602	2.22
Debt securities issued by the U.S. government and sponsored agencies	2,038	1.96

	$4,640

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt the provisions of SFAS 123R during our 2005 fiscal year. The adoption of SFAS 123R is expected to have a material impact on our results of operations. Information concerning the impact on our operating results of using SFAS 123R is included in Note 3 of the “Notes to Consolidated Financial Statements”.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are located on the pages below.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective February 11, 2003, we elected to change our certifying accountant as follows:

(i) We dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm.

(ii) The report of PricewaterhouseCoopers LLP on our consolidated financial statements for the fiscal year ended October 31, 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii) The decision to dismiss PricewaterhouseCoopers LLP as our independent registered public accounting firm was approved by the audit committee of our board of directors.

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

Effective February 11, 2003, we engaged Grant Thornton, LLP as our new independent auditors. The decision to engage Grant Thornton, LLP was approved by our audit committee.

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

Item 9B.	Other Information

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements.

The consolidated financial statements contained herein are as listed on the “Index” on page F-1.

2. Financial Statement Schedule.

Reference is made to Schedule II.

3. Exhibits.

Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits.

Exhibits submitted with the Annual Report on Form 10-K as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed on the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Reorganization by and among Versata, Inc., VATA Acquisition Corp., Verve, Inc. and Certain Shareholders of Verve, Inc., dated October 18, 2000.

3.1(2)	Amended and Restated Certificate of Incorporation of Versata.

3.2(2)	Amended and Restated Bylaws of Versata.

4.1(2)	Form of Specimen Common Stock Certificate.

10.1*	2000 Stock Incentive Plan of Versata.

10.2(2)*	Employee Stock Purchase Plan of Versata.

10.3(2)	Fourth Amended and Restated Investors’ Rights Agreement, among Versata and some of its stockholders, dated November 30, 1999.

10.4(2)	Form of Indemnification Agreement entered into between Versata and each of its directors and executive officers.

10.5(2)	Agreement of Sublease dated October 18, 1999, between Versata and ICF Kaiser International, Inc.

10.6(2)	Loan and Security Agreement, dated January 23, 1997, between Versata and Venture Banking Group, a division of Cupertino National Bank, as amended September 22, 1998.

10.7(2)	Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix Leasing Incorporated, as amended on October 1, 1999.

10.8(2)+	Joint Product and Marketing Agreement, dated September 27, 1999, between Versata and IBM.

10.9(3)	Lease agreement, dated as of April 10, 2000, by and between Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.

10.10(4)	Software Remarketing Agreement, effective September 27, 2000, between Versata and International Business Machines Corporation.

10.11**	2003 Employment Inducement Award Plan.

Exhibit Number	Description of Document

10.12**	Fourth Amendment to Lease Agreement, dated March 10, 2004

10.13(5)	Preferred Stock Rights Agreement

10.14(6)	Loan and Security Agreement, dated December 20, 2004, between Versata and Venture Banking Group

10.15*	Offer letter by and between the Company and Alan Baratz

10.16*	Offer letter by and between the Company and Brett Adam

10.17*	Offer letter by and between the Company and William Frederick

10.18*	Offer letter by and between the Company and Yasmin Zarabi

10.19*	Offer letter by and between the Company and Linda Giampa

14.1**	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Versata.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton, LLP.

23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
**	Previously filed.
(1)	Incorporated by reference from the Company’s Form 8-K dated December 1, 2000.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-92451).
(3)	Incorporated by reference from the Company’s Form 10-Q dated August 14, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q dated September 24, 2000.
(5)	Incorporated by reference from the Company’s Form 8-K dated April 9, 2004.
(6)	Incorporated by reference from the Company’s Form 8-K dated December 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Versata, Inc. duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2005	/S/ ALAN BARATZ
Alan Baratz
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: January 28, 2005	/S/ WILLIAM FREDERICK
William Frederick
Chief Financial Officer, Secretary and Vice President (Principal Financial and Accounting Officer)

Date: January 28, 2005

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

Name	Title	Date

/S/ ALAN BARATZ Alan Baratz	President, Chief Executive Officer, and Director (Principal Executive Officer)	January 28, 2005

/S/ WILLIAM FREDERICK William Frederick	Chief Financial Officer, Secretary and Vice President (Principal Financial and Accounting Officer)	January 28, 2005

/S/ GARY MORGENTHALER Gary Morgenthaler	Chairman of the Board	January 28, 2005

/S/ GEORGE PAOLINI George Paolini	Director	January 28, 2005

/S/ WILLIAM SMARTT William Smartt	Director	January 28, 2005

/S/ EUGENE WONG Eugene Wong	Director	January 28, 2005

/S/ WADE WOODSON Wade Woodson	Director	January 28, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Versata, Inc.

We have audited the accompanying consolidated balance sheets of Versata, Inc. and subsidiaries (the “Company”) as of October 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Versata, Inc. and subsidiaries as of October 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended October 31, 2004 and 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON, LLP
Grant Thornton, LLP

San Jose, California

January 4, 2005 (except for Note 12, for which the date is January 19, 2005)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Versata, Inc.:

In our opinion, the consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Versata, Inc and its subsidiaries for the year ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended October 31, 2002 listed in the index appearing under Item 15(a) 2 on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

December 11, 2002

VERSATA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2004	October 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,202	$8,089
Short-term investments	4,640	5,693
Accounts receivable, net	1,986	1,917
Prepaid expenses and other	495	411

Total current assets	12,323	16,110
Restricted cash	—	4,781
Property and equipment, net	772	2,098
Intangibles, net	—	2
Other assets	112	129

Total assets	$13,207	$23,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,188	$346
Accrued liabilities	1,653	2,230
Current portion of accrued restructuring and other	757	1,862
Current portion of capital lease obligations	65	—
Current portion of deferred revenue	3,553	3,897

Total current liabilities	7,216	8,335
Accrued restructuring and other, less current portion	—	4,005
Deferred revenue, less current portion	588	934
Other long-term liabilities	150	—

Total liabilities	7,954	13,274

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 25,000 shares authorized, 8,191, and 7,882 shares issued and outstanding as of October 31, 2004 and 2003 respectively	45	45
Additional paid-in capital	216,903	216,672
Unearned stock-based compensation	—	(225)
Accumulated other comprehensive loss	(777)	(523)
Accumulated deficit	(210,918)	(206,123)

Total stockholders’ equity	5,253	9,846

Total liabilities and stockholders’ equity	$13,207	$23,120

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended October 31,
	2004	2003	2002
Revenue:
Software license	$5,853	$5,847	$6,620
Maintenance and support	5,931	5,820	5,766
Professional services	3,544	3,595	7,774

Total revenue	15,328	15,262	20,160
Cost of revenue:
Software license	105	218	204
Maintenance and support	1,567	1,635	1,452
Professional services	3,382	3,364	6,287

Total cost of revenue (1)	5,054	5,217	7,943

Gross profit	10,274	10,045	12,217

Operating expense:
Sales and marketing (1)	5,714	5,559	8,690
Product development (1)	4,051	5,292	5,525
General and administrative (1)	3,308	3,429	4,619
Stock-based compensation	372	856	1,042
Amortization of intangibles	2	1,973	1,961
Restructuring and other	1,583	3,744	1,875

Total operating expense	15,030	20,853	23,712

Loss from operations	(4,756)	(10,808)	(11,495)
Interest income	159	266	483
Interest expense	(3)	(33)	(63)
Other non-operating, net	(195)	(201)	(120)

Net loss	(4,795)	(10,776)	(11,195)

Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(8)	(9)	(3)
Change in foreign currency translation adjustments	(246)	(350)	49

Comprehensive loss	$(5,049)	$(11,135)	$(11,149)

Basic and diluted net loss per share	$(0.59)	$(1.45)	$(1.58)

Weighted-average common shares outstanding	8,075	7,434	7,064

(1)	Excludes stock-based compensation. See note 9 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Notes Receivable from Stockholders	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at October 31, 2001	7,266,648	$42	$217,379	(219,884)	$(1,383)	$(301)	$(2,585)	$(210)	$(184,152)	$28,790

Common stock issued upon exercise of stock options and warrants	88,774	$1	$126	—	—	—	—	—	—	$127
Repurchase of common stock	(11,952)	—	(5)	—	—	—	—	—	—	(5)
Write-off of note receivable in connection with settlement agreement	—	—	—	(17,330)	(109)	278	—	—	—	169
Accumulated other comprehensive income	—	—	—		—	—	—	46	—	46
Sale of officer’s shares held in escrow	—	—	(484)	229,900	1,446	—	—	—	—	962
Unearned stock-based compensation	—	—	(1,015)	—	—	—	1,015	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	1,042	—	—	1,042
Net loss	—	—	—	—	—	—	—	—	(11,195)	(11,195)

Balance at October 31, 2002	7,343,470	$43	$216,001	(7,314)	$(46)	$(23)	$(528)	$(164)	$(195,347)	$19,936

Common stock issued upon exercise of stock options and warrants	119,799	$1	$171	—	—	—	—	—	—	$172
Common stock issued to employees as stock-based compensation	351,507	1	571	—	—	—	—	—	—	572
Issuance of restricted stock to directors and officers	119,654	—	180	—	—	—	(180)	—	—	—
Repurchase of common stock and cancellation of note receivable	(52,750)	—	(134)	—	—	23	—	—	—	(111)
Sale of former officer’s shares	—	—	—	7,314	46		—	—	—	46
Accumulated other comprehensive loss	—	—	—	—	—	—	—	(359)	—	(359)
Unearned stock-based compensation	—	—	(117)	—	—	—	(22)	—	—	(139)
Amortization of unearned stock-based compensation	—	—	—	—	—	—	505	—	—	505
Net loss	—	—	—	—	—	—	—	—	(10,776)	(10,776)

Balance at October 31, 2003	7,881,680	$45	$216,672	—	$—	$—	$(225)	$(523)	$(206,123)	$9,846

Common stock issued upon exercise of stock options and warrants	24,829	$—	30	—	—	—	—	—	—	$30
Common stock issued to employees as stock-based compensation	161,070	—	296	—	—	—	—	—	—	296
Repurchase of common stock	(26,564)	—	—	—	—	—	—	—	—	—
Cancellation of common stock grants	(50,000)	—	(149)	—	—	—	120	—	—	(29)
Common stock issued for class action settlement	200,000	—	—	—	—	—	—	—	—	—
Warrants issued for office lease amendment	—		54	—	—	—	—	—	—	54
Accumulated other comprehensive loss	—	—	—	—	—	—	—	(254)	—	(254)
Amortization of unearned stock-based compensation	—	—	—	—	—	—	105	—	—	105
Net loss	—	—	—	—	—	—	—	—	(4,795)	(4,795)

Balance at October 31, 2004	8,191,015	$45	$216,903	—	$—	$—	$—	$(777)	$(210,918)	$5,253

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended October 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(4,795)	$(10,776)	$(11,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,448	3,785	4,288
Provision for doubtful accounts	(57)	(323)	70
Stock-based compensation expense	372	856	1,042
Loss on disposal of property and equipment	71	—	—
Warrants issued for office lease amendment	54	—	—
Cancellation of promissory notes	—	—	291
Write-down of property and equipment due to restructuring	358	184	—
Change in operating assets and liabilities net of acquisitions:
Accounts receivable	(12)	1,559	695
Prepaid expenses and other assets	(67)	765	(6)
Accounts payable and accrued liabilities	292	(1,914)	(2,749)
Accrued restructuring and other	(4,436)	3,726	(863)
Deferred revenues	(690)	(666)	(749)

Net cash used in operating activities	(7,462)	(2,804)	(9,176)

Cash flows from investing activities:
Proceeds from the sale of short-term investments	5,660	6,912	7,776
Purchases of short-term investments	(4,615)	(8,136)	(9,221)
Decrease in restricted cash	4,173	480	184
(Purchase) sale of property and equipment, net	(397)	(198)	53

Net cash provided by (used in) investing activities	4,821	(942)	(1,208)

Cash flows from financing activities:
Principal payments on capital lease obligations and loan	(30)	(292)	(282)
Proceeds from issuance of common stock	—	2	—
Net proceeds from exercise of stock options and warrants	30	142	126
Repurchase of common stock from stockholders	—	—	(5)
Proceeds from sale of common stock purchased from former officers	—	46	977
Loans provided to stockholders	—	—	(67)

Net cash provided by (used in) financing activities	—	(102)	749

Effects of exchange rate changes on cash and cash equivalents	(246)	(350)	51

Decrease in cash and cash equivalents	(2,887)	(4,198)	(9,584)
Cash and cash equivalents at beginning of period	8,089	12,287	21,871

Cash and cash equivalents at end of period	$5,202	$8,089	$12,287

Supplemental Disclosures of Cash Flow information:
Cash paid during the period for interest	$3	$33	$61
Supplemental Schedule of Non-cash Investing and Financing Activities:
Acquisition of treasury stock in exchange for cancellation of note	$—	$—	$109
Notes receivable and interest receivable cancelled in exchange for repurchase of common stock from stockholder	$—	$23	$301

The accompanying notes are an integral part of these consolidated financial statements.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Versata, Inc. (Nasdaq: VATA), (“Versata” or the “Company”) was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata provides a way for companies to define and manage the business logic in their software systems at the business level rather than the system code level. This currently includes support for a company’s process and transaction business logic.

On May 17, 2002, Versata stockholders approved a reverse split of Versata’s common stock, and on May 24, 2002 the Company implemented a one for six reverse stock split. All shares and per share amounts in these consolidated financial statements have been restated to give effect to this reverse stock split. The number of common shares authorized decreased commensurately from 150.0 million to 25.0 million.

2.	Basis of Presentation

The consolidated financial statements include the accounts of Versata and its subsidiaries, all of which are wholly owned and located in North America, Europe and Australia. All inter-company accounts and transactions have been eliminated in consolidation.

We have an accumulated deficit of $210.9 million as of October 31, 2004 and we have generated losses and negative cash flows from operating activities in current and prior periods. We may incur additional operating losses and negative cash flows in the future. Failure to generate sufficient revenue or reduce certain discretionary spending could have a material adverse affect on our ability to achieve our intended business objectives.

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

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The portfolio of cash, cash equivalents and short-term investments consisted of the following (in thousands):

	As of October 31, 2004	As of October 31, 2003
Cash and cash equivalents:
Cash	$2,558	$3,088
Auction floater	1,400	4,402
U.S. Agencies:
Discount Notes/Other	1,244	599

	$5,202	$8,089

Short-term Investments:
Corporate debt securities & municipal bonds	$2,602	$4,674
Debt securities issued by the U.S. government	2,038	1,019

	$4,640	$5,693

Fair value of financial instruments

The reported amounts of certain of our Company’s financial instruments including cash and cash equivalents and short-term investments, receivables, and accounts payable approximate fair value due to their short maturities.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk

Financial instruments, which potentially subject our Company to concentrations of credit risk, consist primarily of cash, investments, certificates of deposit, money market accounts, and accounts receivable. Our Company places its cash investments with three major financial institutions. At October 31, 2004 and October 31, 2003 our Company had deposits in excess of federally insured limits of $100,000 totaling $9.5 million and $13.5 million, respectively.

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

One customer accounted for 14% of the total revenue generated for the year ended October 31, 2004. Two customers comprised 19% and 14%, respectively, of the total revenue generated for the year ended October 31, 2003.

Three customers accounted for approximately 59% of our net accounts receivable as of October 31, 2004 and two customers accounted for approximately 32% of our net accounts receivable as of October 31, 2003.

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

Stock-based Compensation

Versata currently accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our Company’s common stock and the exercise price. SFAS 123 defines a

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“fair value” based method of accounting for an employee stock option or similar equity investment. Our Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt the provisions of SFAS 123R during our 2005 fiscal year. The adoption of SFAS 123R is expected to have a material impact on our results of operations. Information concerning the impact on our operating results of using SFAS 123R is included below.

Summarized below are the pro forma effects on net loss and net loss per share data, if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

		Years Ended October 31
		2004	2003	2002
Net loss	As Reported	$(4,795)	$(10,776)	(11,195)
Compensation expense related to:
Add: Stock-based employee compensation expense included in net loss		372	856	1,042
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards		(1,126)	(2,349)	(3,356)

	Pro Forma	$(5,549)	$(12,269)	$(13,509)

Basic and diluted net loss per share	As Reported	$(0.59)	$(1.45)	$(1.58)
	Pro Forma	$(0.69)	$(1.65)	$(1.91)

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

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the computation of basic and diluted net loss per share on post-split basis (in thousands, except per share data):

	Years Ended October 31
	2004	2003	2002
Numerator:
Net loss	$(4,795)	$(10,776)	$(11,195)

Denominator:
Weighted average shares outstanding	8,092	7,497	7,299
Weighted average unvested shares of common stock subject to repurchase	(17)	(63)	(235)

Denominator for basic and diluted calculation	8,075	7,434	7,064

Net loss per share:
Basic and diluted net loss per share	$(0.59)	$(1.45)	$(1.58)

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods (in thousands).

	Shares at End of Period October 31
	2004	2003	2002
Effect of common stock equivalents:
Unvested common stock subject to repurchase	—	45	161
Stock options outstanding	1,633	1,403	1,177

Total common stock equivalents excluded from the computation of earnings per share as their effect was anti-dilutive	1,633	1,448	1,338

Segment information

We identify our operating segments based on business activities, management responsibility and geographical location. For all periods presented, we operated in a single business segment, primarily in North America. Revenue for geographic regions reported below is based upon either the customer’s location or the subsidiary performing the services. Following is a summary of the geographic information related to revenues (in thousands):

	Years Ended October 31
	2004	2003	2002
Software license revenue:
North America	$2,934	$4,911	$5,371
Europe	2,919	936	1,249

	$5,853	$5,847	$6,620

Maintenance and support revenue:
North America	$3,675	$3,929	$4,039
Europe	2,256	1,891	1,727

	$5,931	$5,820	$5,766

Professional services revenue:
North America	$2,390	$2,247	$6,149
Europe	1,154	1,348	1,625

	$3,544	$3,595	$7,774

Total revenue:
North America	$8,999	$11,087	$15,559
Europe	6,329	4,175	4,601

	$15,328	$15,262	$20,160

Long-lived assets, predominantly property and equipment, are based at various domestic and international locations. As of October 31, 2004, long-lived assets costing approximately $3.5 million were located in North America, $803,000 in Europe, and $141,000 were located elsewhere. As of October 31, 2003, approximately $7.2 million were located in North America, $909,000 in Europe, and $188,000 were located elsewhere.

Certain risks and uncertainties

The Company’s products are concentrated in the industry segment for internet infrastructure software that is characterized by rapid technological advances, changes in customer requirements and evolving regulatory

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements and industry standards. These products depend in part on third-party technology that the Company licenses from a limited number of suppliers. Also, the Company has depended on a limited number of products for substantially all of its revenue to date. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on the Company’s business, cash flows and operations.

The Company generally grants its customer a warranty, which guarantees that the Company’s products will substantially conform to the Company’s current specifications as well as indemnification for customers from third party claims. Costs related to these guarantees and indemnifications have not been significant and the Company cannot reasonably estimate the potential impact of these guarantees and indemnifications on future results of operations.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt the provisions of SFAS 123R during our 2005 fiscal year. The adoption of SFAS 123R is expected to have a material impact on our results of operations. Information concerning the impact on our operating results of using SFAS 123R is included above in this Note 3 of the “Notes to Consolidated Financial Statements”.

4.	Balance Sheet Components (in thousands):

Accounts receivable, net

	As of October 31,
	2004	2003
Accounts receivable	$2,105	$2,501
Less: allowance for doubtful accounts	(119)	(584)

Net	$1,986	$1,917

Property and equipment, net

	Estimated Useful life (years)	As of October 31,
		2004	2003
Equipment	3	$3,955	$6,027
Furniture and fixtures	5	212	862
Leasehold improvements	5 - 6	109	1,366
Equipment acquired under capital leases	3 - 5	151	—

		4,427	8,255
Less: Accumulated depreciation and amortization		(3,655)	(6,157)

Net book value		$772	$2,098

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal years ended October 31, 2004, 2003 and 2002, certain property, leasehold improvements and equipment relating to subleased offices were disposed of as part of our restructuring efforts.

Intangibles, net

	As of October 31,
	2004	2003
Purchased technology	5,680	5,680
Other intangibles	48	48

	5,728	5,728
Less: Accumulated amortization	(5,728)	(5,726)

Net book value	$—	$2

Intangible assets were amortized on a straight-line basis over the expected life of 3 years.

Accrued current liabilities

	As of October 31,
	2004	2003
Accrued payroll and related liabilities	$963	$1,035
Accrued professional fees	151	242
Other accrued liabilities	539	953

	$1,653	$2,230

5.	Restructuring and Other

During fiscal 2002, we eliminated 70 positions and expensed $1.9 million to restructuring and other as a result of the Company’s overall restructuring efforts.

In 2003 we provided for office closures and anticipated losses on subleases of approximately $3.7 million. In addition, we reduced 10 positions within the Company.

In 2004 we incurred restructuring expense of approximately $1.6 million. This expense was principally related to severance payments and associated costs of approximately $920,000, for both domestic and international personnel, and fixed asset write-offs, moving and other expenses of approximately $570,000 related to the relocation of our office headquarters in Oakland, California.

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

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the landlord towards our rent obligations through October 31, 2004. In addition, Versata issued to the landlord warrants for 50,000 shares of common stock with a fair market value of $54,000, based upon the Black-Scholes option-pricing model.

In March, 2004 we sold certain intangible assets of our French subsidiary to our German subsidiary for approximately $170,000. We recorded restructuring expenses of approximately $463,000 related to statutory severance payments, legal fees and other charges relating to the sale of the French subsidiary.

On May 13, 2004 the Company entered into an extension of an existing sublease within its Oakland, California headquarters. Pursuant to the terms and conditions of the master lease amendment, and triggered by the sublease extension, the Company relocated to the space it is partially subleasing within the building. The leasehold improvements made by the Company, along with certain furniture and fixtures contained within its prior premises, were abandoned when the Company relocated. Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company was required to depreciate these assets over the remainder of the period the Company remained within its prior premises.

Other costs accrued at October 31, 2004 primarily reflect $660,000 for the anticipated costs of the settlement agreement for the Securities Class Action and State Derivative Actions described in Note 11.

The following table summarizes the restructuring and other activity during the years ended October 31, 2004 and 2003 (in thousands):

	Employee Severance	Office Closure and Subleasing Costs	Other Costs	Total
Accrual balance, October 31, 2002	$101	$1,429	$611	$2,141
Additions	329	4,904	89	5,322
Cash paid	(299)	(1,333)	—	(1,632)
Non-cash utilization/ re-classifications	(3)	39	—	36

Accrual balance, October 31, 2003	$128	$5,039	$700	$5,867

Additions	300	286	—	586
Cash paid	(279)	(372)	—	(651)
Relinquishment of restricted cash	—	(4,173)	—	(4,173)
Non-cash utilization/re-classifications	(52)	(780)	(40)	(872)

Accrual balance, October 31, 2004	$97	$—	$660	$757

6.	Related Party Transactions

In November 1999, our former Chief Financial Officer, Kevin Ferrell, delivered a full-recourse promissory note to us in payment for 100,000 shares of Series F preferred stock. The principal amount secured under the note was $556,000. The note bore interest at the rate of 7.00% per annum, compounded annually, and was secured by the purchased shares. The principal balance would become due and payable in one lump sum on the third anniversary of the signing of the note (November 2002). In 2000, Mr. Ferrell paid down approximately $103,000 in principal and $35,000 in interest towards this note. In December 1999, Mr. Ferrell delivered a full-recourse promissory note to us in payment of the exercise price of 400,000 outstanding stock options under our 1997 stock option plan. The principal amount secured under the note was $1.2 million. In 2000, Mr. Ferrell paid down approximately $84,000 in interest towards this note. Mr. Ferrell resigned in February 2001. In February 2001, we

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercised our right to repurchase 240,000 unvested shares of Mr. Ferrell’s 400,000 option shares. We paid par value to repurchase the shares, which reduced the principal amount of the note by $720,000. The offset to the reduction in the note was recorded as a reduction in paid in capital. In October 2001, we wrote down $632,000 in principal in connection with both of Mr. Ferrell’s notes. In April 2002, we cancelled both promissory notes and related accrued interest of $301,000 in exchange for a pledge of 260,000 shares of our Company’s common stock owned by Mr. Ferrell. On that date, the fair market value of the 260,000 shares was $109,000 and was recorded as treasury stock. We recorded $192,000 in restructuring and other expenses as a result of this transaction.

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

In November 2003, we entered into an engineering services agreement with Virtusa Corporation, a US and Indian based premier software engineering services firm which provides engineering support to software product developers and enterprise customers. Our former board member, Robert Davoli, was also a board member of Virtusa Corporation. A major shareholder, Sigma Partners, is also a venture capital investor in Virtusa Corporation. Our former board member Robert Davoli and board member Wade Woodson serve as managing directors of Sigma Partners. The Company paid Virtusa approximately $626,000 in the year ended October 31, 2004. No amounts were paid to Virtusa in the year ended October 31, 2003. As of October 31, 2004, we owed Vistusa approximately $324,000 for services provided in the year ended October 31, 2004.

In July 2004, Versata decided to expand its research and development resources in Halifax, Nova Scotia and to end its relationship with Virtusa. One reason the Company decided on this course of action was to take advantage of several tax incentives offered by the Canadian government. These incentives make this approach economically competitive to alternative offshore options.

7.	Income Taxes

The Company accounts for income taxes under the provision of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax bases of those assets and liabilities. Deferred income taxes reflect the net tax effects of net operating losses and tax credit carryovers and temporary timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of the net deferred tax asset are as follows (in thousands):

	October 31,
	2004	2003
Net operating loss carryforwards	$52,905	$51,328
Research and experimentation credit carryforwards	1,719	2,504
Capital loss carryforward	398	406
Restructuring costs	302	1,804
Other long-term liabilities	2,362	385
Deferred revenue	824	—
Property and equipment	75	199

	58,585	56,626
Less: Valuation allowance	(58,585)	(56,626)

	$—	$—

Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset.

At October 31, 2004 the Company has the following approximate net operating loss carryforwards and research and experimentation credit carryforwards available to reduce future taxable income, if any (in thousands):

	October 31, 2004
	Federal	State	Foreign
Net operating loss carryforwards	$139,000	$45,600	$15,000
Research and experimentation credit carryforwards	1,548	171	—

The Company’s net operating loss and research and experimentation credit carryforwards expire through 2024 (through 2014 for state net operating loss carryforwards) if not used beforehand to offset taxable income or tax liabilities. For federal and state tax purposes, our Company’s net operating loss and research and experimentation credit carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state tax laws.

8.	Common Stock

Our Company’s Certificate of Incorporation, as amended, authorizes our Company to issue 25,000,000 shares of common stock, and 833,333 shares of preferred stock.

During fiscal 2000, certain common stock option holders exercised unvested options subject to a repurchase right held by our Company in the event of voluntary or involuntary termination of employment of the stockholder. On April 6, 2001, the Company issued 384,166 shares of restricted common stock to certain executive officers of the company. The purchase price per share was at par value. The shares are subject to a repurchase right held by our Company. As of October 31, 2004 and October 31 2003, 17,045 and 45,164 shares of restricted common stock, respectively, were subject to repurchase by our Company.

During fiscal 2004, the Company issued 161,070 shares of common stock to certain employees resulting in a stock-based compensation charge of $296,000.

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Stock Options and Purchase Plan

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

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity under our Company’s stock option plans:

		Options Outstanding
	Options Available for Grant	Shares	Weighted Average Exercise Price Per Share
Balance at October 31, 2001	1,087,314	1,320,419	$33.60

Repurchase of common stock	11,952	—	—
Options and restricted stock granted	(605,449)	615,749	2.10
Options exercised	—	(88,774)	1.56
Options canceled	670,498	(670,498)	41.35

Balance at October 31, 2002	1,164,315	1,176,896	$14.96

Additional options authorized	800,000	—	—
Options canceled upon plan retirements	(1,109,955)	—	—
Repurchase of common stock	52,750	—	—
Options and restricted stock granted	(716,316)	716,316	1.78
Options exercised	—	(119,799)	1.16
Options canceled	370,052	(370,052)	13.86

Balance at October 31, 2003	560,846	1,403,361	$9.51

Additional options authorized	681,911	—	—
Options canceled	416,912	(416,912)	14.21
Repurchase of common stock	26,564	—	—
Options and restricted stock granted	(671,700)	671,700	1.85
Options exercised	—	(24,829)	1.20

Balance at October 31, 2004	1,014,533	1,633,320	$5.28

The following table summarizes information concerning outstanding and exercisable options as of October 31, 2004:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$ 0.01 – $ 1.75	503,496	7.9	$1.48	305,929	$1.38
1.76 – 7.50	999,164	8.8	2.02	268,489	2.25
7.51 – 40.00	69,359	5.2	26.78	67,341	26.72
40.01 – 150.00	59,218	4.7	60.02	57,315	60.30
150.01 – 267.75	2,083	5.7	219.00	2,083	219.00

As of October 31, 2003	1,633,320	8.2	5.28	701,157	9.61

Fair value disclosures

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which also requires that the information be determined as if our Company has accounted for its employee stock options granted

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS 123 using the following assumptions:

	Year Ended October 31, 2004	Year Ended October 31, 2003	Year Ended October 31, 2002
Risk-free rates	2.7%–4.1%	2.5%–3.1%	2.63%–4.93%
Expected lives (in years)	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62%	84%	132%

The weighted average fair value of the options granted in the years ended October 31, 2004, 2003, and 2002, was $1.85, $1.78, and $2.20, respectively.

Stock-based compensation

In connection with certain stock option grants, the Company recognized $76,000 of unearned compensation that is being amortized over the vesting periods of the related options, usually 50 months, on an appropriate accelerated basis, in accordance with FIN 28. In addition, the Company recognized $296,000 of stock-based compensation through the issuance of our common stock to certain employees in the year ended October 31, 2004. Stock-based compensation expense recognized during the years ended October 31, 2004, 2003 and 2002, was $372,000, $856,000, and $1.0 million, respectively.

Amortization of stock-based compensation expense is as follows (in thousands):

	Years Ended October 31,
	2004	2003	2002
Amortization of stock-based compensation excluded from cost of revenue	$67	$262	$441
Amortization of stock-based compensation excluded from departmental operating expenses:
Sales and marketing	92	285	411
Research and development	146	313	227
General and administrative	67	141	381
Benefit from restructuring	—	(145)	(418)

Total stock-based compensation excluded from departmental operating expenses	305	594	601

Total stock-based compensation	372	856	1,042

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

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Purchase Plan enables eligible employees to designate up to 15% of their compensation for the purchase of stock. The purchase price is 85% of the lower of the fair market value of Versata’s common stock on the first day or the last day of each six-month purchase period. No compensation expense is recorded in connection with the plan. In August 2001, the Company suspended employee participation in the Purchase Plan. We did not issue shares under the Purchase Plan during the years ended October 31, 2004 and October 31, 2003.

10.	Employee Benefit Plans

In May 1995, our Company established a 401(k) Profit Sharing Plan (the “Plan”) which covers substantially all employees. Under the Plan, employees are permitted to contribute up to 25% of gross compensation not to exceed the annual 402(g) limitation for any Plan year. Discretionary contributions may be made by our Company. Our Company made no contributions during the fiscal years ended October 31, 2004, October 31, 2003, or October 31, 2002.

11.	Commitments and Contingencies

Our Company has entered into leases for certain office space with terms ranging from 6 months to the year 2010. The lease for the office space at our principal executive and administrative offices in Oakland, California includes scheduled base rent increases over the term of the lease. In addition, this lease contains an escalation clause to recover increases in future operating costs and real estate taxes over the base year. We also entered into a sub-lease agreement for certain office space located within our Oakland, California headquarters. This sub-lease was recently extended to October 31, 2005. The future minimum lease payments shown below are inclusive of such escalation.

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

Future minimum lease payments under all non-cancelable leases at October 31, 2004 are as follows (in thousands):

	Operating Leases
	Gross Commitments	Contractual Sub-lease Income	Net Commitments
Year Ending October 31,
2005	$993	$(124)	869
2006	831		831
2007	850		850
2008	912		912
2009 and thereafter	1,765		1,765

Total minimum lease payments	$5,351	$(124)	$5,227

VERSATA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for the years ended October 31, 2004, 2003 and 2002 was approximately $1.1 million, $1.6 million, and $1.6 million, respectively.

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued Orders of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were all initially filed in 2001. Pursuant to the terms of the settlement, Versata’s directors and officers insurers paid $9.75 million, Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. The shares of common stock have a $3.50 per share put option exercisable for 20 trading days commencing one year after distribution; however, the put shall expire should our stock trade above $3.50 per share for 15 trading days during the one year period following the distribution. Distribution of the settlement shares occurred on January 28, 2004. As of October 31, 2004 and 2003, we had accrued $660,000 and $700,000, respectively, for this liability in “accrued restructuring and other” in the accompanying financial statements.

12.	Subsequent Events

On December 20, 2004, Versata, Inc. (the “Company”) entered into a one year Loan and Security Agreement (the “Loan Agreement”) with Venture Banking Group (“VBG”) for the purpose of establishing a revolving line of credit. The Loan Agreement provides for borrowings by the Company of up to $1.0 million in the aggregate at anytime outstanding. The Loan Agreement requires the Company to maintain its primary depository and operating accounts with VBG and to maintain a minimum unrestricted cash balance of $4.0 million with VBG. Interest on borrowings under the Agreement is payable monthly and accrues at one-half of one percentage point above the prime rate. Unpaid principal, together with accrued and unpaid interest is due on the maturity date. Borrowings under the facility are collateralized by substantially all of the Company’s assets excluding its intellectual property.

The Loan Agreement contains affirmative and negative covenants with which the Company must comply, including reporting requirements, maintenance of insurance and restrictions on incurring indebtedness, granting liens, and paying dividends on its capital stock. The events of default under the loan agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, and insolvency events.

On November 5, 2004 the Company executed a letter of intent to expand its office facilities in Halifax, Nova Scotia. The lease has a five-year term and provides office space of approximately 4,940 sq ft. A definitive lease agreement is currently being negotiated by the Company and the lessor.

On January 4, 2005 the Company entered into an agreement to extend its sublease with Nuestar until October 31, 2005.

On January 19, 2005 the Board of Directors appointed George Paolini, 49, to Versata’s Board to fill the vacancy created by Robert Davoli’s resignation. Mr. Paolini will serve as a Class III director with a term expiring at the upcoming annual meeting. Mr. Paolini will serve on the Company’s Audit and Nominating Committees. Mr. Robert Davoli resigned as a board member of the Company effective January 19, 2005. Mr. Davoli did not serve on any committees.

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

	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003
Revenue:
Software license	$1,788	$1,548	$1,294	$1,223	$774	$487	$1,878	$2,708
Maintenance and support	1,454	1,587	1,453	1,437	1,341	1,566	1,542	1,371
Professional services	880	925	983	756	838	679	1,057	1,021

Total revenue	4,122	4,060	3,730	3,416	2,953	2,732	4,477	5,100

Cost of Revenue:
Software license	(79)	67	51	66	18	14	138	48
Maintenance and support	423	393	353	398	455	394	422	364
Professional services	987	834	831	730	810	682	892	980

Total cost of revenue	1,331	1,294	1,235	1,194	1,283	1,090	1,452	1,392

Gross profit	2,791	2,766	2,495	2,222	1,670	1,642	3,025	3,708

Operating expense:
Sales and marketing	1,393	1,408	1,413	1,500	1,171	1,135	1,646	1,607
Product development	934	1,002	884	1,231	1,382	1,215	1,248	1,447
General and administrative	535	596	1,105	1,072	1,247	707	657	818
Stock-based compensation	60	89	100	123	268	294	121	173
Amortization of intangibles	—	—	—	2	500	500	500	473
Restructuring and other expenses	367	645	(99)	670	1,773	1,565	83	323

Total operating expense	3,289	3,740	3,403	4,598	6,341	5,416	4,255	4,841

Loss from operations	(498)	(974)	(908)	(2,376)	(4,671)	(3,774)	(1,230)	(1,133)
Interest income, net	45	32	35	22	51	60	41	81
Other non-operating, net	(30)	(108)	(7)	(28)	(50)	(53)	20	(118)

Net loss	$(483)	$(1,050)	$(880)	$(2,382)	$(4,670)	$(3,767)	$(1,169)	$(1,170)

Basic and diluted net loss per share	$(0.06)	$(0.13)	$(0.11)	$(0.30)	$(0.61)	$(0.51)	$(0.16)	$(0.16)

Weighted average common shares used in computing basic and diluted net loss per share	8,169	8,135	8,082	7,908	7,679	7,442	7,326	7,244

	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003
As a percentage of revenue:
Revenue:
Software license	43%	38%	35%	36%	26%	18%	42%	53%
Maintenance and support	35%	39%	39%	42%	46%	57%	34%	27%
Professional services	22%	23%	26%	22%	28%	25%	24%	20%

Total revenue	100%	100%	100%	100%	100%	100%	100%	100%

Cost of Revenue:
Software license	(2)%	2%	2%	2%	1%	1%	3%	1%
Maintenance and support	10%	10%	9%	12%	15%	14%	9%	7%
Professional services	24%	20%	22%	21%	27%	25%	20%	19%

Total cost of revenue	32%	32%	33%	35%	43%	40%	32%	27%

Gross profit	68%	68%	67%	65%	57%	60%	68%	73%

Operating expense:
Sales and marketing	34%	35%	37%	44%	40%	42%	37%	32%
Product development	23%	25%	24%	36%	47%	44%	28%	29%
General and administrative	13%	15%	30%	31%	42%	26%	14%	16%
Stock-based compensation	1%	2%	3%	4%	9%	11%	3%	3%
Amortization of intangibles	—%	—%	—%	—%	17%	18%	11%	9%
Restructuring and other expenses	9%	16%	(3)%	20%	60%	57%	2%	6%

Total operating expense	80%	93%	91%	135%	215%	198%	95%	95%

Loss from operations	(12)%	(24)%	(24)%	(70)%	(158)%	(138)%	(27)%	(22)%
Interest income, net	1%	1%	1%	1%	2%	2%	1%	1%
Other non-operating, net	(1)%	(3)%	—%	(1)%	(2)%	(2)%	—%	(2)%

Net loss	(12)%	(26)%	(23)%	(70)%	(158)%	(138)%	(26)%	(23)%

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Allowance for doubtful accounts for the periods ended:
October 31, 2002	$2,103	70	(1,032)	$1,141
October 31, 2003	$1,141	(323)	(234)	$584
October 31, 2004	$584	(57)	(408)	$119
Allowance for deferred tax asset accounts for the periods ended:
October 31, 2002	$51,887	1,012	—	$52,899
October 31, 2003	$52,899	3,727	—	$56,626
October 31, 2004	$56,626	1,959	—	$58,585

SCH-I