Form 10-Q
period 2005-01-31
VERSATA INC
filed 2005-03-16
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

As of February 28, 2005, the total number of outstanding shares of the Registrant’s common stock was 8,188,542

VERSATA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSATA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31, 2005	October 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,190	$5,202
Short-term investments	3,305	4,640
Accounts receivable, net	934	1,986
Prepaid expenses and other current assets	448	495

Total current assets	9,877	12,323
Property and equipment, net	751	772
Other assets	124	112

Total assets	$10,752	$13,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,338	$1,188
Accrued liabilities	1,132	1,653
Current portion of accrued restructuring and other	759	757
Current portion of capital lease obligations	56	65
Current portion of deferred revenue	3,416	3,553

Total current liabilities	6,701	7,216
Deferred revenue, less current portion	493	588
Other long-term liabilities	177	150

Total liabilities	7,371	7,954
Stockholders’ equity:
Common stock $0.001 par value; 25,000 shares authorized, 8,189, and 8,191 shares issued and outstanding as of January 31, 2005 and October 31, 2004 respectively	45	45
Additional paid-in capital	216,922	216,903
Accumulated other comprehensive loss	(814)	(777)
Accumulated deficit	(212,772)	(210,918)

Total stockholders’ equity	3,381	5,253

Total liabilities and stockholders’ equity	$10,752	$13,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	January 31, 2005	January 31, 2004
Revenue:
Software license	$156	$1,223
Maintenance and support	1,563	1,437
Professional services	589	756

Total revenue	2,308	3,416

Cost of revenue:
Software license	20	66
Maintenance and support (1)	325	398
Professional services (1)	868	730

Total cost of revenue	1,213	1,194

Gross profit	1,095	2,222

Operating expense:
Sales and marketing (1)	1,253	1,500
Product development (1)	940	1,231
General and administrative (1)	784	1,072
Stock-based compensation	—	123
Amortization of intangibles	—	2
Restructuring and other	—	670

Total operating expense	2,977	4,598

Loss from operations	(1,882)	(2,376)
Interest income, net	38	44
Other non-operating expense, net	(10)	(50)

Net loss	$(1,854)	$(2,382)

Other comprehensive loss:
Change in unrealized loss on marketable securities	(2)	1
Change in foreign currency translation adjustments	(35)	(133)

Comprehensive loss	$(1,891)	$(2,514)

Basic and diluted net loss per share	$(0.23)	$(0.30)

Weighted-average common shares outstanding	8,184	7,908

(1) Stock-based compensation excluded from cost of revenues and operating expenses:
Maintenance and support	—	5
Professional services	—	20
Sales and marketing	—	27
Product development	—	52
General and administrative	—	19

Total	$—	$123

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	January 31, 2005	January 31, 2004
Cash flows from operating activities:
Net loss	$(1,854)	$(2,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	321
Provision for doubtful accounts (recovery)	(19)	18
Loss on disposal of property and equipment	1	9
Stock-based compensation	—	123
Change in operating assets and liabilities:
Accounts receivable	1,070	(1,195)
Prepaid expenses and other current assets	35	74
Other assets	—	(11)
Accounts payable and accrued liabilities	(334)	577
Accrued restructuring and other	2	(110)
Deferred revenue	(232)	536

Net cash used in operating activities	(1,250)	(2,040)

Cash flows from investing activities:
Proceeds from sales of short-term investments	1,335	1,092
Purchase of property and equipment	(61)	(128)

Net cash provided by investing activities	1,274	964

Cash flows from financing activities:
Payments on capital lease obligations and long term debt	(20)	—
Proceeds from exercise of stock options	19	14

Net cash provided by (used in) financing activities	(1)	14

Effects of exchange rate changes on cash and cash equivalents	(35)	(132)

Decrease in cash and cash equivalents	(12)	(1,194)
Cash and cash equivalents at beginning of period	5,202	8,089

Cash and cash equivalents at end of period	$5,190	$6,895

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

Versata, Inc. (Nasdaq: VATA), (“Versata” or the “Company”) was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata provides a way for companies to define and manage the business logic in their software systems at the business level rather than the system code level. This includes support for a company’s process and transaction business logic. With the general availability of Versata 6, Versata shall provide additional support for decision logic and data mapping logic. The result is expected to be an integrated solution for all the logic components driving a company’s business systems.

We believe our cash, cash equivalents and short-term investments as of January 31, 2005 will be sufficient to meet general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing within the next twelve months or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

2. Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of January 31, 2005, and for the three months ended January 31, 2005 and 2004 include the accounts of Versata and its subsidiaries, all of which are wholly owned and located in North America, Europe and Australia. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

We have prepared the condensed consolidated financial statements included herein, without audit, in accordance with generally accepted accounting principles (“GAAP”), as promulgated within the United States of America, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

We believe all necessary adjustments, consisting of only normal recurring items, have been included in the accompanying financial statements to fairly present the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year October 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the fiscal year ended October 31, 2004.

3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. SFAS 123R is effective June 15, 2005. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt the provisions of SFAS 123R in the third quarter of our 2005 fiscal year. The adoption of SFAS 123R is expected to have a material impact on our results of operations. Information concerning the impact on our operating results of using SFAS 123R is included below in Note 5 of the “Notes to Condensed Consolidated Financial Statements”.

4. Major Customers and Credit Risk Concentrations

For our fiscal quarter ended January 31, 2005, one customer comprised 14% and two customers each comprised 13% of our consolidated net accounts receivable.

5. Stock Based Compensation Plans

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

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. SFAS 123R is effective June 15, 2005. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt the provisions of SFAS 123R in the third quarter of our 2005 fiscal year. The adoption of SFAS 123R is expected to have a material impact on our results of operations. Information concerning the impact on our operating results of using SFAS 123R is included below.

Summarized below are the pro forma effects on net loss and net loss per share data, if the Company had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share data):

	Three Months Ended January 31,
	2005	2004
Net loss, as reported	$(1,854)	$(2,382)
Add: Stock based employee compensation expense included in reported net loss	—	123
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(126)	(567)

Pro forma net loss	$(1,980)	$(2,826)

Net loss per share:
Basic and diluted—as reported	$(0.23)	$(0.30)
Basic and diluted—pro forma	$(0.24)	$(0.36)

Our Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended January 31,
	2005	2004
Risk-free rates	3.3%–3.8%	3.1%–3.4%
Expected lives (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
Expected volatility	85%	50%

6. Restructuring and Other

The following table summarizes the restructuring and other activity during the three months ended January 31, 2005 (in thousands):

	Employee Severance	Other Costs	Total
Accrual balance, October 31, 2004	$97	$660	$757
Additions and reclassifications	2	—	2
Cash paid	—	—	—

Accrual balance, January 31, 2005	$99	$660	$759

Other costs accrued at January 31, 2005 include $660,000 for the anticipated costs of the settlement of the Securities Class Action and State Derivative Actions described in note 8, below.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if the effect is antidilutive. Potential common stock consists of unvested restricted common stock and incremental common shares to be issued upon the exercise of stock options and warrants. The number of potential common stock equivalents excluded from the calculation totaled 1,663,674, for the three months ended January 31, 2005 and 1,539,369 for the three months ended January 31, 2004.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended January 31,
	2005	2004
Numerator:
Net loss	$(1,854)	$(2,382)

Denominator:
Weighted average shares outstanding	8,194	7,938
Weighted average unvested shares of common stock subject to repurchase	(10)	(30)

Denominator for basic and diluted calculation	$8,184	$7,908

Basic and diluted net loss per share	$(0.23)	$(0.30)

8. Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued the Order of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were both initially filed in 2001. Pursuant to the terms of the settlement, Versata’s insurers paid $9.75 million and Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. The shares of common stock had a $3.50 per share put option exercisable for 20 trading days which commenced on January 28, 2005 and ended on February 25, 2005. We are currently processing the exercised put options via our transfer agent. As of the date of this form 10-Q, we had received less than 10,000 put option requests. We estimate the associated cash expense, including fees payable to the transfer agent, will be approximately $50,000. This cash expense will be incurred in the Company’s second fiscal quarter of 2005. As of January 31, 2005 we had accrued $660,000 for this liability in accrued restructuring and other in the accompanying financial statements.

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

9. Related Party Transactions

In November 2003, we entered into an engineering services agreement with Virtusa Corporation, a US and Indian based premier software engineering services firm which provides engineering support to software product developers and enterprise customers. Our former board member, Robert Davoli, was also a board member of Virtusa Corporation. A major shareholder, Sigma Partners, is also a venture capital investor in Virtusa Corporation. Our former board member Robert Davoli and board member Wade Woodson serve as managing directors of Sigma Partners. The Company terminated its relationship with Virtusa in January 2005. The Company incurred costs for services provided by Virtusa of approximately $121,000 in the quarter ended January 31, 2005.

10. Subsequent Events

On February 4, 2005, the Company announced the resignation of Dr. Alan Baratz as President and CEO, effective February 18, 2005. Dr. Baratz will continue to serve as a member of the Company’s board of directors. He has served as a board member since May 2003.

On February 4, 2005, the Company announced that beginning February 18, Will Frederick, the Company’s Chief Financial Officer, will also serve as the interim Chief Executive Officer while the Company searches for Dr. Baratz’s replacement.

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

Overview

Versata, Inc. (Nasdaq: VATA), (“Versata” or the “Company”) was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata provides a way for companies to define and manage the business logic in their software systems at the business level rather than the system code level. This includes support for a company’s process and transaction business logic.

Versata’s products are currently optimized for the building, maintenance and ongoing evolution of large, complex, data-intensive enterprise applications. These applications typically access multiple data sources, incorporate multiple database tables and user interfaces, execute very complex business transactions and support thousands of users. The Versata solution replaces time-intensive hand-coding efforts with simple, intuitive business rules definition and graphical process flow specification. With the general availability of Versata 6, Versata expects to provide additional support for decision logic and data mapping logic. Versata 6 integrates Rete decision rules capability, introduces support for the open source Eclipse tooling technology for faster and more cost-efficient application creation, and delivers support for web services and service oriented architectures. The result is expected to be an integrated solution for all the logic components driving a company’s business systems.

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

Segment Information

Versata identifies its operating segments based on the business activities, management responsibility and geographical location. For both periods presented, Versata operated in a single business segment. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Three Months Ended January 31,
	2005	2004
	(Unaudited)	(Unaudited)
Software license revenue:
North America	$105	$357
Europe	51	866

	156	1,223
Maintenance and support revenue:

North America	$891	$947
Europe	672	490

	1,563	1,437
Professional services revenue:

North America	$465	$387
Europe	124	369

	589	756
Total revenue:

North America	$1,461	$1,691
Europe	847	1,725

	$2,308	$3,416

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the lines in our Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended January 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenue:
Software license	7%	36%
Maintenance and support	68%	42%
Professional services	25%	22%

Total revenue	100%	100%
Cost of revenue:
Software license	1%	2%
Maintenance and support	14%	12%
Professional services	38%	21%

Total cost of revenue	53%	35%

Gross profit	47%	65%
Operating expense:
Sales and marketing	54%	44%
Product development	41%	36%
General and administrative	34%	31%
Stock-based compensation	—%	4%
Restructuring and other	—%	20%

Total operating expense	129%	135%
Loss from operations	(82)%	(70)%
Interest income, net	2%	1%
Other non-operating, net	—%	(1)%

Net loss	(80)%	(70)%

Revenue

Software License Revenue. Software license revenue decreased by approximately $1.1 million, or 87%, to $156,000 for the three months ended January 31, 2005 from $1.2 million for the three months ended January 31, 2004. North American license revenue for the three months ended January 31, 2005 was $104,000 as compared to $357,000 for the comparable prior year period. European license revenue for the three months ended January 31, 2005 was $51,000 as compared to $866,000 for the comparable prior year period. The decline in revenue was affected by the timing of the Company’s shift towards Versata 6 and away from some of its older products as well as certain customers deferring their purchasing decisions. Several orders that were expected to close in the Company’s first fiscal quarter did not close and while those deals are still in discussion, there can be no assurance that these deals will be completed.

Maintenance and Support Revenue. Maintenance and support revenue increased by $126,000, or 9%, to $1.6 million for the three months ended January 31, 2005 from $1.4 million for the three months ended January 31, 2004. The increase was primarily attributable to new maintenance and support revenues generated from license sales within the preceding twelve months offset by the non-renewal of certain existing maintenance and support contracts.

Professional Services Revenue. Services revenue decreased by $167,000, or 22%, to $589,000 in the three months ended January 31, 2005 from $756,000 in the three months ended January 31, 2004. Professional services revenue has declined steadily over the last three quarters as some of the larger engagements have concluded without new engagements to replace them. Management is focusing on growing professional services revenue and believes this growth will be aided by the introduction of Versata 6.

Cost of Revenue

Cost of Software License Revenue. Cost of license revenue consists of partner fees and royalties paid to third party vendors for use of their products embedded in our product offerings. Cost of software license revenue decreased by $46,000, or 70%, to $20,000 for the three months ended January 31, 2005 from $66,000 for the three months ended January 31, 2004. This decrease is principally related to the lower software license revenue, as discussed above.

Cost of Maintenance and Support Revenue. Cost of maintenance and support revenue consists of salaries and allocated overhead for support personnel. Cost of maintenance and support revenue decreased by $73,000, or 18%, to $325,000 for the three months ended January 31, 2005 from $398,000 for the three months ended January 31, 2004. This decrease was principally driven by a reduction in personnel related expenses and departmental allocated overhead costs. As of January 31, 2005, we had 14 employees and contractors in our support operations as compared to 10 employees and contractors on January 31, 2004.

Cost of Professional Services Revenue. Cost of professional services revenue consists of salaries and allocated overhead for professional service personnel and payments to third party consultants incurred in providing training and consulting services. Cost of service revenue increased by $138,000, or 19%, to $868,000 for the three months ended January 31, 2005 from $730,000 for the three months ended January 31, 2004. The increase was mainly attributable to the fact that we have services staff allocated to important strategic, non-billable projects, and the use of higher-cost external resources to serve clients. As of January 31, 2005 and 2004 the Company had 15 employees and contractors in professional services.

Gross Profit

Gross Profit. Gross profit decreased by $1.1 million or 51%, to $1.1 million in the three months ended January 31, 2005 from $2.2 million in the three months ended January 31, 2004. Total gross margin decreased to 47% for the three months ended January 31, 2005 from 65% for the three months ended January 31, 2004. The decrease in total gross margin experienced in the first fiscal quarter of 2005 reflected a 32% reduction in total revenue as well as a 2% increase in total cost of revenue. Total gross margin was also impacted by significantly lower software license revenues in the three months ended January 31, 2005. Software license revenues generate higher margins than maintenance and support or professional services revenues.

The Company experienced a negative gross margin in the three months ended January 31, 2005 within its professional services revenue segment, as compared to a positive 3% gross margin in the comparable prior year period. The negative gross margin can be attributed to a revenue decrease within our European operations, partially offset by a revenue increase within our North American operations, as well as increased external consultant and travel costs within our North American operations.

The following table summarizes gross margin by revenue component:

	Three Months Ended January 31,
	2005	2004
	(Unaudited)	(Unaudited)
Software license gross margin	87%	95%
Maintenance and support gross margin	79%	72%
Professional services gross margin	(47)%	3%

Total gross margin	47%	65%

Operating Expenses

Sales and Marketing. Sales and marketing expense consists of salaries, sales commissions, partners’ commissions, travel and entertainment expense, and marketing programs. Sales and marketing expense decreased by $247,000, or 16%, to $1.3 million in the three months ended January 31, 2005 from $1.5 million in the three months ended January 31, 2004. This decrease was principally related to lower personnel related expenses, sales commissions, and conference costs, offset by higher contractor costs. As of January 31, 2005, we had 16 employees and contractors in our sales and marketing operations as compared to 19 employees and contractors on January 31, 2004.

Product Development. Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $291,000, or 24%, to $940,000 in the three months ended January 31, 2005 from $1.2 million in the three months ended January 31, 2004. This decrease was principally driven by a reduction in personnel related expenses and departmental allocated overhead costs. All software development costs are expensed in the period incurred as they do not meet the requirements for capitalization under SFAS No. 86. As of January 31, 2005, we had 23 employees and contractors in product development as compared to 38 employees and contractors on January 31, 2004.

General and Administrative. General and administrative expense consists of salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense decreased by $290,000, or 27%, to $784,000 in the three months ended January 31, 2005 from $1.1 million in the three months ended January 31, 2004. This decrease was primarily related to the allocation of IT related expenses in fiscal 2005, as well as lower costs for contractors, bonus awards, and bad debt provisions. These expense reductions were offset by higher legal and accounting fees. As of January 31, 2005 and January 31, 2004, we had 17 employees and contractors performing general and administrative functions within the Company.

Stock-Based Compensation. Stock-based compensation expense includes the cost of common stock awards granted to employees and consultants in exchange for services as well as the amortization of employee stock-based compensation. Employee stock-based compensation expense for stock options is amortized on an accelerated basis (under FIN 28) over the vesting period of the related options, generally 50 months. The Company did not incur any expense for stock-based compensation expense for the three months ended January 31, 2005 as compared to an expense of $123,000 for the three months ended January 31, 2004. This decrease is principally related to the Company’s decision to discontinue the award of fully vested common stock for employees as well as the vesting of all pre-IPO stock in the Company’s prior fiscal year.

Amortization of Intangibles. Intangible assets consist of purchased technology that is being amortized on a straight-line basis over the expected life of three years. The Company did not incur any amortization expense for the three months ended January 31, 2005 as all intangibles were fully amortized in the Company’s prior fiscal year. Amortization expense for the three months ended January 31, 2004 was $2,000.

Restructuring and Other. The Company did not incur any restructuring expense for the three months ended January 31, 2005. Restructuring expense for the three months ended January 31, 2004 was $670,000; this expense was primarily related to severance payments for both domestic and international staff as well as additional restructuring costs incurred in the renegotiation of the lease agreement for our Oakland, California headquarters.

Interest Income, Net. Interest income, net, is primarily comprised of interest income from our cash and investments offset by interest paid on our equipment loan and capital lease obligations. We had interest income, net of $38,000 for the three months ended January 31, 2005, a decrease of $6,000, or 14%, compared to interest income, net of $44,000 for the three months ended January 31, 2004. The decrease in interest income, net is primarily due to our reduced cash and investment balances, offset by slightly higher interest rates.

Other Non-Operating Expense. Other non-operating expense primarily relates to various state and local taxes. The majority of these taxes are not based upon taxable income but on revenues, asset values or shares outstanding. We have incurred operating losses for all periods from inception through January 31, 2005, thus, we have not incurred an income tax liability for federal income taxes and only minimal liabilities for state income taxes. In addition, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Other non-operating expense decreased by $40,000, or 80%, from $50,000 for the three months ended January 31, 2004 to $10,000 for the three months ended January 31, 2005. This decrease related primarily to the accrual of lower franchise tax expense as a result of lower asset values carried by the Company in the first fiscal quarter of 2005, as compared to 2004.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, which resulted in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment financing. As of January 31, 2005, we had $8.5 million in cash and cash equivalents and short-term investments and $3.2 million in working capital. Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include similar highly liquid investments with maturities between 91 days and 365 days. Working capital is current assets less current liabilities.

Net cash used in operating activities in each period reflects net losses offset by non-cash expenses, primarily depreciation and amortization and stock-based compensation, as well as movements in certain operational balance sheet accounts. Net cash used in operating activities was $1.2 million and $2.0 million for the three months ended January 31, 2005 and 2004, respectively. During both fiscal quarters ended January 31, 2005 and 2004, the decrease in cash flows from operating activities was largely related to operating losses for the period, adjusted for movements in operational balance sheet accounts as set out below:

	Three Months Ended
	January 31 2005	January 31 2004
Net loss	$(1,854)	$(2,382)
Depreciation and amortization	81	321
Accounts receivable	1,070	(1,195)
Accounts payable and accrued liabilities	(333)	577
Deferred revenue	(233)	536
All other items	20	103

Net cash used in operating activities	$(1,249)	$(2,040)

The increase in cash flows from accounts receivable, as well as the reduction in cash flows from deferred revenue, reflects the significantly lower software license revenue achieved in the three months ended January 31, 2005. Cash provided from accounts payable in the three months ended January 31, 2005 was approximately $150,000; this was offset by cash used in the reduction of accrued liabilities of approximately $482,000 which was mainly related to accrued commissions and third-party royalties.

Net cash provided by investing activities was $1.3 million and $1.0 million for the three months ended January 31, 2005 and 2004, respectively. Net cash provided by investing activities was related primarily to the net proceeds from sales of short-term investments, offset by purchases of fixed assets.

Net cash used by financing activities was $1,000 for the three months ended January 31, 2005. This related to the payment of capital lease obligations offset by the exercise of stock options. Cash provided of $14,000 for the three months ended January 31, 2004 related to the exercise of stock options.

We believe our cash and cash equivalents and short-term investments as of January 31, 2005 will be sufficient to meet our general expenses, working capital and capital expenditure requirements for at least the next twelve months. However, we may find it necessary to obtain additional equity or debt financing in fiscal 2005 or beyond. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

On December 20, 2004, Versata, Inc. (the “Company”) entered into a one year Loan and Security Agreement (the “Loan Agreement”) with Venture Banking Group (“VBG”) for the purpose of establishing a revolving line of credit. The Loan Agreement provides for borrowings by the Company of up to $1.0 million in the aggregate at anytime outstanding. The Loan Agreement requires the Company to maintain its primary depository and operating accounts with VBG and to maintain a minimum unrestricted cash balance of $4.0 million with VBG. Interest on borrowings under the Agreement is payable monthly and accrues at one-half of one percentage point above the prime rate. Unpaid principal, together with accrued and unpaid interest is due on the maturity date. Borrowings under the facility are collateralized by substantially all of the Company’s assets excluding its intellectual property. As of January 31, 2005 the Company had not drawn any funds on this line of credit facility.

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

Determining Functional Currencies for the Purpose of Consolidation

We have several foreign subsidiaries which together accounted for approximately 37% of our net revenues for the quarter ended January 31, 2005, and 16% of our assets and 50% of our total liabilities as of January 31, 2005.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS 123R, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. SFAS 123R is effective June 15, 2005. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. We will adopt the provisions of SFAS 123R during our 2005 fiscal year. The adoption of SFAS 123R is expected to have a material impact on our results of operations. Information concerning the impact on our operating results of using SFAS 123R is included below.

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

As of January 31, 2005, we had $8.5 million in cash and short-term investments, and working capital of approximately $3.2 million. To date, we have not achieved profitability or positive cash flow on a sustained basis. Although we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient. Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources, potentially to a serious degree. We may find it necessary to obtain additional equity or debt financing within the next twelve months or beyond. If we require additional external funding, there can be no assurance that we will be able to obtain it on a timely basis if at all, or, if available, on terms acceptable to us. Moreover, additional financing will cause dilution to existing stockholders. If we cannot secure adequate financing sources on a timely basis, then we would be required, at a minimum, to reduce our operating expenses, which would restrict our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels.

We Have Incurred Operating Losses Since Our Inception and May Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the near future. Although we hope to achieve positive cash flow and GAAP profitability by the end of fiscal 2005, if our revenue grows less than we anticipate or if our operating expenses increase more than expected, we may never achieve profitability. As of January 31, 2005, we had an accumulated deficit of $212.8 million.

Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods.

Our operating results have varied and may continue to vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive certain recurring revenues on royalty-based license agreements and also from deferred maintenance and support fees, a significant amount of license fees in any quarter is dependent on the execution of new license sales in a specific quarter. In particular, our revenue in future periods is dependent on the licensing of Versata 6 and the Versata BAM Dashboard. If we fail to reach the expected results with such products, our revenues will be adversely affected. Our professional services revenue in any quarter is substantially dependent on our license revenue. Services are normally purchased in conjunction with software, although it is not a requirement. Should our license revenues decrease, there will be a reduced market for our services. Any revenue shortfall in services could have an immediate and significant adverse effect on our results of operations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period, while expense levels remain relatively fixed, our operating results would be adversely affected for that period. In addition, unplanned expenses such as increases in salaries, third party software licensing fees, and cost of software development, could adversely affect operating results for the period in which such expenses were incurred.

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

The success of new products is dependent on several factors including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, and market acceptance of these products. Although the Company intends to make Versata 6 and the Versata BAM Dashboard v2.0 with the functionalities described herein generally available during fiscal 2005, there can be no assurance that these products will be released in a timely manner, include the described functionalities, or achieve broad market acceptance. Our inability to run on new or increasingly popular operating systems, and/or our failure to successfully enhance and improve our products in a timely manner could have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, Versata may in the future discover errors in new releases or new products after the commencement of commercial shipments. Since many customers are using Versata products for mission-critical business operations, any of these occurrences could seriously harm the Company’s business and generate negative publicity.

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

Versata had an OEM agreement with WebGain for TopLink, a Java object-to-relational persistence architecture, as a part of the Versata 5 platform. The TopLink architecture bridges the gap between object-oriented Java systems such as Versata and relational database systems such as Oracle. The original OEM agreement with WebGain expired in 2004. Oracle acquired the assets and intellectual property for the TopLink product from WebGain. Versata has not been able to agree to new terms with Oracle. There can be no assurance that Versata can finalize this agreement in a timely manner, with favorable terms, or at all. If Versata is not able to enter into a new agreement with Oracle, Versata could lose the right to use and distribute TopLink and remedies could include damages or injunctive relief.

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

If We Lose Additional Key Employees or Cannot Hire Key Qualified Employees, Such as For the President and CEO Role, It May Adversely Affect Our Ability to Manage Our Business, Develop Our Products and Increase Our Revenues.

We believe our continued growth and success depends to a large extent on the continued service of our senior management and other key employees and the hiring of key qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We have currently engaged an executive search firm to fill the President and CEO role. We are seeking to find a CEO who has deep and relevant operational experience in our industry. We may not be successful in recruiting the right candidate in a timely manner. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We cannot assure you that there will not be additional departures of key personnel. Any additional changes in management can be disruptive to our operations. In general, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates and, to a lesser extent, foreign currency fluctuations. In the normal course of business, we establish policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

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

All of the cash equivalents and short-term investments are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. As of January 31, 2005, the average number of days to maturity for the instruments held by the Company was 44 and the average yield earned on cost was 1.88%.

Foreign Currency Risks. As of January 31, 2005, the Company had operating subsidiaries located in the United Kingdom, Germany, Canada, and Australia. International sales were made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors. We estimate that a uniform 10% change in the applicable foreign exchange rates would have changed the Company’s net income by approximately $8,000.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), the Company’s Interim Chief Executive Officer and Chief Financial Officer has concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued the Order of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were both initially filed in 2001. Pursuant to the terms of the settlement, Versata’s insurers paid $9.75 million and Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. The shares of common stock had a $3.50 per share put option exercisable for 20 trading days which commenced on January 28, 2005 and ended on February 25, 2005. We are currently processing the exercised put options via our transfer agent. As of the date of this form 10-Q, we had received less than 10,000 put option requests. We estimate the associated cash expense, including fees payable to the transfer agent, will be approximately $50,000. This cash expense will be incurred in the Company’s second fiscal quarter of 2005. As of January 31, 2005 we had accrued $660,000 for this liability in accrued restructuring and other in the accompanying financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 28 2004, the Company issued 200,000 shares of Common Stock pursuant to the terms of a court approved settlement of the securities class action described above in Item 1. Legal Proceedings. The securities were exempt from registration under Section 3(a)(10) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Reorganization by and among Versata, Inc., VATA Acquisition Corp., Verve, Inc. and Certain Shareholders of Verve, Inc., dated October 18, 2000.

3.1(2)	Amended and Restated Certificate of Incorporation of Versata.

3.2(2)	Amended and Restated Bylaws of Versata.

4.1(2)	Form of Specimen Common Stock Certificate.

10.1**	2000 Stock Incentive Plan of Versata.

10.2(2)*	Employee Stock Purchase Plan of Versata.

10.3(2)	Fourth Amended and Restated Investors’ Rights Agreement, among Versata and some of its stockholders, dated November 30, 1999.

10.4(2)	Form of Indemnification Agreement entered into between Versata and each of its directors and executive officers.

10.5(2)	Agreement of Sublease dated October 18, 1999, between Versata and ICF Kaiser International, Inc.

10.6(2)	Loan and Security Agreement, dated January 23, 1997, between Versata and Venture Banking Group, a division of Cupertino National Bank, as amended September 22, 1998.

10.7(2)	Senior Loan and Security Agreement, dated August 20, 1999, between Versata and Phoenix Leasing Incorporated, as amended on October 1, 1999.

10.8(2)+	Joint Product and Marketing Agreement, dated September 27, 1999, between Versata and IBM.

10.9(3)	Lease agreement, dated as of April 10, 2000, by and between Versata and Kaiser Center, Inc. for the sublease of office space in Oakland, CA.

10.10(4)	Software Remarketing Agreement, effective September 27, 2000, between Versata and International Business Machines Corporation.

10.11**	2003 Employment Inducement Award Plan.

10.12**	Fourth Amendment to Lease Agreement, dated March 10, 2004.

10.13(5)	Preferred Stock Rights Agreement.

10.14(6)	Loan and Security Agreement, dated December 20, 2004, between Versata and Venture Banking Group.

10.15**	Offer letter by and between the Company and Alan Baratz.

10.1(b) **	Amendment to Notice of Stock Option Grant by and between the Company and Alan Baratz.

10.16**	Offer letter by and between the Company and Brett Adam.

10.17**	Offer letter by and between the Company and William Frederick.

10.17(b)**	Severance Agreement, as amended by and between the Company and William Frederick.

10.18**	Offer letter by and between the Company and Yasmin Zarabi.

10.19**	Offer letter by and between the Company and Linda Giampa.

14.1**	Code of Business Conduct and Ethics.

21.1**	Subsidiaries of Versata.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Specified portions of this agreement have been omitted and have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Management contract or compensatory plan or arrangement.
**	Previously filed.
(1)	Incorporated by reference from the Company’s Form 8-K dated December 1, 2000.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-92451).
(3)	Incorporated by reference from the Company’s Form 10-Q dated August 14, 2000.
(4)	Incorporated by reference from the Company’s Form 10-Q dated September 24, 2000.
(5)	Incorporated by reference from the Company’s Form 8-K dated April 9, 2004.
(6)	Incorporated by reference from the Company’s Form 8-K dated December 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Versata, Inc. duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2005	/s/ WILLIAM FREDERICK
William Frederick
Interim President and Chief Executive Officer
(Duly Authorized Officer)

Chief Financial Officer, Secretary and Vice President
(Principal Financial Officer)