Form 10-Q
period 2005-04-30
VERSATA INC
filed 2005-06-14
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-29757

VERSATA, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0255203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Lakeside Drive Suite 1300

Oakland, CA 94612

(Address, including zip code, of principal executive offices)

(510) 238-4100

(Registrant’s telephone number, including area code)

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

As of May 31, 2005, the total number of outstanding shares of the Registrant’s common stock was 8,178,546.

VERSATA, INC.

FORM 10-Q QUARTERLY REPORT

Unless stated otherwise, references in this report to “Versata,” “we,” “our,” “us” or “the Company” refer to Versata, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSATA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2005	October 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,235	$5,202
Short-term investments	770	4,640
Accounts receivable, net	673	1,986
Prepaid expenses and other current assets	723	495

Total current assets	7,401	12,323
Property and equipment, net	845	772
Other assets	112	112

Total assets	$8,358	$13,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,142	$1,188
Accrued liabilities	1,441	1,653
Current portion of accrued restructuring and other	99	757
Current portion of capital lease obligations	85	65
Current portion of deferred revenue	2,915	3,553

Total current liabilities	5,682	7,216
Deferred revenue, less current portion	473	588
Other long-term liabilities	260	150

Total liabilities	6,415	7,954
Stockholders’ equity:
Preferred stock $0.001 par value; 833 shares authorized, no shares issued and outstanding as of April 30, 2005 and October 31, 2004 respectively	—	—
Common stock $0.001 par value; 25,000 shares authorized, 8,179, and 8,191 shares issued and outstanding as of April 30, 2005 and October 31, 2004 respectively	45	45
Additional paid-in capital	217,547	216,903
Accumulated other comprehensive loss	(871)	(777)
Accumulated deficit	(214,778)	(210,918)

Total stockholders’ equity	1,943	5,253

Total liabilities and stockholders’ equity	$8,358	$13,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004
Revenue:
Software license	$237	$1,294	$393	$2,517
Maintenance and support	1,533	1,453	3,096	2,890
Professional services	744	983	1,333	1,739

Total revenue	2,514	3,730	4,822	7,146

Cost of revenue:
Software license	21	51	41	117
Maintenance and support (1)	342	353	667	751
Professional services (1)	1,075	831	1,943	1,561

Total cost of revenue	1,438	1,235	2,651	2,429

Gross profit	1,076	2,495	2,171	4,717

Operating expense:
Sales and marketing (1)	1,271	1,413	2,524	2,913
Product development (1)	1,026	884	1,966	2,115
General and administrative (1)	808	1,105	1,592	2,179
Stock-based compensation	—	100	—	223
Restructuring and other	—	(99)	—	571

Total operating expense	3,105	3,403	6,082	8,001

Loss from operations	(2,029)	(908)	(3,911)	(3,284)
Interest income, net	35	35	73	57
Other non-operating expense, net	(12)	(7)	(22)	(35)

Net loss	$(2,006)	$(880)	$(3,860)	$(3,262)

Other comprehensive income (loss):
Change in unrealized loss on marketable securities	3	(1)	1	—
Change in foreign currency translation adjustments	(60)	452	(95)	319

Comprehensive loss	$(2,063)	$(429)	$(3,954)	$(2,943)

Basic and diluted net loss per share	$(0.25)	$(0.11)	$(0.47)	$(0.41)

Weighted-average common shares outstanding	8,180	8,082	8,179	7,995

(1) Unearned stock-based compensation excluded from cost of revenue and operating expense:
Maintenance and support	—	2	—	7
Professional services	—	14	—	34
Sales and marketing	—	20	—	47
Product development	—	45	—	97
General and administrative	—	19	—	38

Total	$—	$100	$—	$223

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	April 30, 2005	April 30, 2004
Cash flows from operating activities:
Net loss	$(3,860)	$(3,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	538
Provision for doubtful accounts (recoveries)	(55)	96
Loss on disposal of property and equipment	16	191
Stock-based compensation	—	223
Warrants issued	—	54
Changes in operating assets and liabilities:
Accounts receivable	1,368	(734)
Prepaid expenses and other assets	(228)	(803)
Accounts payable and accrued liabilities	(132)	(86)
Accrued restructuring and other, net of restricted cash	(33)	(283)
Deferred revenue	(753)	789

Net cash used in operating activities	(3,513)	(3,277)

Cash flows from investing activities:
Purchases of short-term investments	—	(500)
Proceeds from sales/maturities of short-term investments	3,870	2,100
Purchases of property and equipment	(253)	(140)

Net cash provided by investing activities	3,617	1,460

Cash flows from financing activities:
Net principal borrowings on capital lease obligations	4	—
Proceeds from exercise of stock options and warrants	19	28

Net cash provided by financing activities	23	28

Effect of exchange rate changes on cash and cash equivalents	(94)	319

Increase (decrease) in cash and cash equivalents	33	(1,470)
Cash and cash equivalents at beginning of period	5,202	8,089

Cash and cash equivalents at end of period	$5,235	$6,619

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$—

Supplemental disclosure of non-cash investing and financing activities:
Expiration of put option related to common stock issued in connection with class action lawsuit settlement credited to additional paid-in capital	$625	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

Versata, Inc. (Nasdaq: VATA), (“Versata” or the “Company”) was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata’s software provides a way for companies to define and manage the business logic in their software systems at the business level rather than the system code level, including support for a company’s process and transaction business logic. Versata 6, which was released in May 2005, is an integrated solution which provides additional support for all of the logic components driving a company’s business systems.

As of April 30, 2005, the Company had $6.0 million in cash, cash equivalents and investments, and working capital of $1.7 million. To date, the Company has not achieved profitability or positive cash flow on a sustained basis. As a result of the ongoing losses and deteriorating financial condition, the Company is actively pursuing debt and/or equity financing and other alternatives to fund its operating needs. However, there can be no guarantee that the Company will be successful in these pursuits on a timely basis, if at all, or, if available on terms acceptable to it. If the Company is unable to obtain debt and/or equity financing or other alternatives do not become available for it to meet its working capital obligations, the Company may be forced, at a minimum, to reduce its operating expenses accordingly, which may restrict its ability to pursue its business objectives and could adversely impact its ability to maintain its revenue levels.

2. Interim Financial Information and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 30, 2005, and for the three months and six months ended April 30, 2005 and 2004 include the accounts of Versata and its subsidiaries, all of which are wholly-owned and located in North America, Europe and Australia. All intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation.

We have prepared the condensed consolidated financial statements included herein, without audit, in accordance with generally accepted accounting principles (“GAAP”), as promulgated within the United States of America, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading.

We believe all necessary adjustments, which consist of normal recurring items, have been included in the accompanying financial statements to fairly present the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending October 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in Versata’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004, filed with the Securities and Exchange Commission on January 28, 2005.

3. Stock-Based Compensation Plans

Versata accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”), and complies with the disclosure provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123 (“SFAS 148”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price. SFAS 123 defines a “fair value”-based method of accounting for an employee stock option or similar equity investment.

Versata accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and FASB Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”). Versata uses the Black-Scholes option-pricing model to value options granted to non-employees.

In December 2004, the FASB issued SFAS No. 123R, Share-based Payment (“SFAS 123R”). SFAS 123R revises SFAS 123 and supersedes APB 25. See Note 10 Recent Accounting Pronouncements for further discussion regarding SFAS 123R.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summarized below are the pro forma effects on net loss and net loss per share data, if we had elected to use the fair value approach prescribed by SFAS 123 to account for its employee stock-based compensation plans (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,006)	$(880)	$(3,860)	$(3,262)
Add: Stock based employee compensation expense included in reported net loss	—	100	—	223
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(109)	(328)	(218)	(679)

Pro forma net loss	$(2,115)	$(1,108)	$(4,078)	$(3,718)

Net loss per share:
Basic and diluted—as reported	$(0.25)	$(0.11)	$(0.47)	$(0.41)
Basic and diluted—pro forma	$(0.26)	$(0.14)	$(0.50)	$(0.47)

We calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Risk-free rates	3.6%–4.3%	2.7%–3.0%	3.3%–4.3%	2.7%–3.5%
Expected lives (in years)	5.0	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	117%	73%	103%	63%

The effects of applying SFAS 123 on pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future years.

4. Major Customers and Credit Risk Concentrations

For the three and six months ended April 30, 2005, one customer comprised 17% and 16%, respectively, of our total revenue. In addition, two customers each comprised 21% of our consolidated net accounts receivable as of April 30, 2005.

5. Restructuring and Other

The following table summarizes the restructuring and other activity during the six months ended April 30, 2005 (in thousands):

	Employee Severance	Other Costs	Total
Accrual balance, October 31, 2004	$97	$660	$757
Cash paid	—	(35)	(35)
Adjustments	2	(625)	(623)

Accrual balance, April 30, 2005	$99	$—	$99

Other Costs relates to the settlement of the Securities Class Action and State Derivative Actions described in Note 7 Commitments and Contingencies.

6. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of unvested restricted common stock and incremental common shares to be issued upon the exercise of stock options and warrants. The number of potential common stock equivalents excluded from the calculation totaled 1,399,075 and 1,660,651 as of April 30, 2005 and 2004, respectively.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(2,006)	$(880)	$(3,860)	$(3,262)

Denominator:
Weighted average shares outstanding	8,182	8,102	8,188	8,021
Weighted average unvested shares of common stock subject to repurchase	(2)	(20)	(9)	(26)

Denominator for basic and diluted calculation	8,180	8,082	8,179	7,995

Basic and diluted net loss per share	$(0.25)	$(0.11)	$(0.47)	$(0.41)

7. Commitments and Contingencies

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued the Order of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were both initially filed in 2001. Pursuant to the terms of the settlement, Versata’s insurers paid $9.75 million and Versata issued 200,000 shares of common stock and implemented certain corporate therapeutics. Existing stockholders also received a put option for each share held. The put option granted the stockholder the right to put the shares back to the Company for $3.50 per share exercisable for a 20-day trading period commencing on January 28, 2005 and ending on February 25, 2005. As of January 31, 2005 we had accrued $660,000 for this liability in accrued restructuring and other. During the 20-day trading period, we processed approximately 10,000 put option requests, and accordingly, we reduced the accrual by the incurred cash expense of approximately $35,000, leaving a remaining balance at the expiration of the option period of $625,000. As the stockholders elected not to exercise the put option when the fair value of the option exceeded the fair value of the common stock, this amount is considered contributed capital to the Company and, accordingly, has been recorded as additional paid-in capital during the three months ended April 30, 2005.

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

Guarantees

Versata generally enters into standard indemnification provisions in its license agreements with its customers and other licensees of its products. Pursuant to these provisions, Versata indemnifies its customers and licensees for patent, copyright, or intellectual property losses suffered or incurred for claims of infringement by any third party with respect to our products. We also generally provide similar indemnification provisions in our professional services agreements for customer-specific engineering design services. Costs related to lawsuits or settlements of indemnified claims have not been significant, and, accordingly, no liabilities have been recorded for these provisions.

Additionally, Versata generally warrants that, for a period of 30 days from the date of delivery, the media on which its software is furnished is free from defects under normal use. Additionally, in some instances, we have warranted that our software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. We also warrant that our professional services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Costs related to our product warranties have not been significant, and, thus, no liabilities have been recorded for these agreements.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other guarantees include promises to indemnify, defend and hold harmless each of Versata’s executive officers and non-employee directors from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of Versata. Historically, minimal costs (excluding the aforementioned settlement of the class action lawsuit) have been incurred relating to such indemnifications and, as such, no accruals have been recorded for these guarantees.

8. Other Matters

On February 4, 2005, Versata announced the resignation of Dr. Alan Baratz as President and CEO, effective February 18, 2005. Dr. Baratz will continue to serve as a member of the Company’s Board of Directors, upon which he has served since May 2003. In connection with Dr. Baratz’s resignation, Versata announced that Will Frederick, the Company’s Chief Financial Officer, will also serve as the interim President and CEO while the Company searches for a replacement. On June 7, 2005, the Company’s Board of Directors announced the appointment of David Chamberlain as President and CEO.

9. Related Party Transactions

In November 2003, we entered into an engineering services agreement with Virtusa Corporation, a U.S. and Indian-based premier software engineering services firm which provides engineering support to software product developers and enterprise customers. Our former board member, Robert Davoli, was also a board member of Virtusa Corporation. A major shareholder, Sigma Partners, is also a venture capital investor in Virtusa Corporation. Our former board member Robert Davoli and current board member Wade Woodson serve as managing directors of Sigma Partners. The Company terminated its relationship with Virtusa in January 2005. The Company incurred costs for services provided by Virtusa of approximately $121,000 during the six months ended April 30, 2005.

10. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our Consolidated Financial Statements is our first quarter of fiscal 2006.

Upon adoption, SFAS 123R will have a significant impact on our Consolidated Financial Statements, specifically our statement of operations and earnings per share on a quarterly and annual basis, as we will be required to expense the fair value of our stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed in the Notes to Consolidated Financial Statements are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ materially from amounts currently disclosed based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R, we may choose to use a different valuation model to value the compensation expense associated with our employee stock options.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“EITF 03-01”) effective for the first reporting period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Companies are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. Versata will evaluate the additional provisions of this EITF upon its finalization.

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

Overview

Versata, Inc. was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Versata’s software provides a way for companies to define and manage the business logic in their software systems at the business level rather than the system code level, including support for a company’s process and transaction business logic. Versata 6, which was released in May 2005, is an integrated solution which provides additional support for all of the logic components driving a company’s business systems.

Versata’s products are currently optimized for the building, maintenance and ongoing evolution of large, complex, data-intensive enterprise applications. These applications typically access multiple data sources, incorporate multiple database tables and user interfaces, execute very complex business transactions and support thousands of users. The Versata solution replaces time-intensive hand-coding efforts with simple, intuitive business rules definition and graphical process flow specification. With the general availability of Versata 6, Versata provides additional support for decision logic and data mapping logic. Versata 6 integrates Rete (a business rules engine industry standard) decision rules capability, introduces support for the open source Eclipse tooling technology for faster and more cost-efficient application creation, and delivers support for web services and service oriented architectures. The result is an integrated solution for all the logic components driving a company’s business systems.

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

We have identified certain policies as critical to our business operation and to the understanding of our financial condition and results of operations, and our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors. Those policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexities are as follows:

Revenue Recognition

We derive revenue from three sources as follows: (i) sale of software licenses to end users, value added resellers (“VAR’s”), distributors, system integrators and independent software vendors (“ISV’s”); (ii) maintenance and support which consist of post- contract customer support (“PCS”); and (iii) professional services which include consulting and training. We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended, and Securities and Exchange Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” (“SAB 104”). Under these pronouncements, we record revenue from licensing of software products to end-users and system integrators, who use our software to build systems for their customers, when both parties sign a license agreement or binding purchase order, the fee is fixed or determinable, collectability is reasonably assured and delivery of the product has occurred. For VAR’s and distributors, we recognize revenue upon notification of sell-through, provided all other revenue recognition criteria are met. For sales to certain ISV’s, where we receive non-refundable royalty payments, we defer the fair value of PCS related to the arrangement and recognize the remainder as license revenue, when paid, provided all other revenue recognition criteria are met. Generally, we provide payment terms that range from thirty to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate in the agreement for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. We recognize revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, we recognize revenue as the related services are performed, as long as the other revenue recognition criteria are met. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting in accordance with AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Payments received in advance of services being rendered or product being delivered, are recognized as deferred revenue. Deferred revenue generally consists of PCS paid in advance under annual maintenance contracts, which is recognized ratably over the maintenance period.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Determining Functional Currencies for the Purpose of Consolidation

We have several foreign subsidiaries which together accounted for approximately 28% and 32%of our net revenues for the three and six months ended April 30, 2005, respectively, and 11% of our assets and 40% of our total liabilities as of April 30, 2005.

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

Stock-based Compensation

SFAS 123, currently encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have continued to account for stock-based employee compensation using the intrinsic value method. Under that method, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. However, as of November 1, 2005, we will be required to apply SFAS 123R which will require us to measure compensation cost for all share-based payments at fair value.

Litigation Contingencies

We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other things. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations or financial position.

Segment Information

Versata identifies its operating segments based on the business activities, management responsibility and geographical location. For both periods presented, Versata operated in a single business segment. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Software license revenue:
North America	$237	$359	$342	$716
Europe	—	935	51	1,801

	237	1,294	393	2,517
Maintenance and support revenue:
North America	$918	$940	$1,809	$1,887
Europe	615	513	1,287	1,003

	1,533	1,453	3,096	2,890
Professional services revenue:
North America	$659	$669	$1,124	$1,056
Europe	85	314	209	683

	744	983	1,333	1,739
Total revenue:
North America	$1,814	$1,968	$3,275	$3,659
Europe	700	1,762	1,547	3,487

	$2,514	$3,730	$4,822	$7,146

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the lines in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Software license	9%	35%	8%	35%
Maintenance and support	61%	39%	64%	40%
Professional services	30%	26%	28%	25%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Software license	—%	2%	1%	2%
Maintenance and support	14%	9%	14%	10%
Professional services	43%	22%	40%	22%

Total cost of revenue	57%	33%	55%	34%

Gross profit	43%	67%	45%	66%
Operating expense:
Sales and marketing	51%	37%	52%	41%
Product development	41%	24%	41%	30%
General and administrative	32%	30%	33%	30%
Stock-based compensation	—%	3%	—%	3%
Restructuring and other	—%	(3)%	—%	8%

Total operating expense	124%	91%	126%	112%

Loss from operations	(81)%	(24)%	(81)%	(46)%
Interest income, net	1%	—%	2%	1%
Other non-operating expense, net	—%	—%	(1)%	(1)%

Net loss	(80)%	(24)%	(80)%	(46)%

Revenue

Software License Revenue. Software license revenue for the three months ended April 30, 2005, decreased by approximately $1.1 million, or 82%, to $237,000 from $1.3 million in the three months ended April 30, 2004. Software license revenue for the six months ended April 30, 2005 decreased approximately $2.1 million, or 84%, from $2.5 million to $393,000 compared to the six months ended April 30, 2004. Both North America and Europe experienced declines in software license revenue, with the Europe decline being more profound as two large European license transactions were signed during fiscal 2004. The decline in revenue primarily resulted from the timing of the Company’s shift towards Versata 6 and away from some of its older products as well as customers deferring their purchasing decisions. Management’s attention during the six months ending April 30, 2005, has been focused on strengthening the product line and introducing an updated product mix. Management believes the efforts in positioning, customer engagement, and ensuring the timely delivery of Versata 6 will ultimately create long-term value for the company.

Maintenance and Support Revenue. Maintenance and support revenue was $1.5 million for both the three months ended April 30, 2005 and 2004, and $3.1 million and $2.9 million for the six months ended April 30, 2005 and 2004, respectively. The increase of 7% for the six months ending April 30, 2005, is primarily attributable to new maintenance and support revenues generated from license sales within the preceding twelve months, offset by the non-renewal of certain existing maintenance and support contracts. Maintenance and support revenue for our European operations increased in both the three month and six month reporting periods while decreasing slightly within our North American operations.

Professional Services Revenue. Professional services revenue decreased by $239,000, or 24% to $744,000 in the three months ended April 30, 2005 from $983,000 in the three months ended April 30, 2004. Professional services revenue decreased by $406,000, or 23%, to $1.3 million for the six months ended April 30, 2005 from $1.7 million for the six months ended April 30, 2004. Professional services revenue has declined steadily over the last year as some of the larger engagements have concluded without new engagements to replace them. Management is focusing on growing professional services revenue and believes this growth will be aided by the introduction of Versata 6.

Cost of Revenue

Cost of Software License Revenue. Cost of software license revenue consists of partner fees and royalties paid to third party vendors for the use of their products embedded within our product offerings. Cost of software license revenue decreased by $30,000, or 59%, to $21,000 for the three months ended April 30, 2005 from $51,000 for the three months ended April 30, 2004. Cost of software license revenue decreased by $76,000, or 65%, to $41,000 for the six months ended April 30, 2005 from $117,000 for the six months ended April 30, 2004. This decrease is principally related to lower software license revenue during these periods, as discussed above.

Cost of Maintenance and Support Revenue. Cost of maintenance and support revenue consists of salaries and allocated overhead for support personnel. Cost of maintenance and support revenue decreased by $11,000, or 3%, to $342,000 for the three months ended April 30, 2005 from $353,000 for the three months ended April 30, 2004. Cost of maintenance and support revenue decreased by $84,000, or 11%, to $667,000 for the six months ended April 30, 2005 from $751,000 for the six months ended April 30, 2004. These decreases relate mainly to a reduction in personnel-related costs due to a shift in resources to our Halifax, Canada location and departmental allocated overhead costs. As of April 30, 2005, we had 12 employees and contractors in our support operations as compared to 7 employees and contractors at April 30, 2004.

Cost of Professional Services Revenue. Cost of professional services revenue consists of salaries and allocated overhead for professional service personnel and payments to third party consultants incurred in providing training and consulting services. Cost of service revenue increased by $244,000, or 29%, to $1.1 million for the three months ended April 30, 2005 from $831,000 for the three months ended April 30, 2004. Cost of service revenue increased by $382,000, or 24%, to $1.9 million for the six months ended April 30, 2005 from $1.6 million for the six months ended April 30, 2004. The increase for both periods was mainly attributable to the fact that we have professional services staff allocated to important strategic, non-billable projects, and the use of higher-cost external resources to serve clients. As of April 30, 2005, we had 17 employees and contractors in professional services as compared to 18 employees and contractors on April 30, 2004.

Gross Profit

Gross Profit. Gross profit decreased by $1.4 million, or 57%, to $1.1 million in the three months ended April 30, 2005 from $2.5 million in the three months ended April 30, 2004. Gross margins decreased to 43% for the three months ended April 30, 2005 from 67% for the three months ended April 30, 2004. Gross profit decreased by $2.5 million, or 54%, to $2.2 million in the six months ended April 30, 2005 from $4.7 million in the six months ended April 30, 2004. Gross margins decreased to 45% for the six months ended April 30, 2005 from 66% for the six months ended April 30, 2004. Total gross margin was impacted by significantly lower software license revenues in the three and six months ended April 30, 2005. Software license revenues generate higher margins than maintenance and support or professional services revenues. In addition, gross margin was unfavorably impacted by a negative margin on professional services revenue resulting from employees assigned to non-billable projects.

We experienced a negative gross margin in the three months ended April 30, 2005, within our professional services department, as compared to a positive 15% gross margin in the comparable prior year period. The negative gross margin can be attributed to decreased revenue, increased external consultant and travel costs and staff allocated to important strategic, non-billable projects.

The following table summarizes gross margin by revenue component:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Software license gross margin	91%	96%	90%	95%
Maintenance and support gross margin	78%	76%	78%	74%
Professional services gross margin	(44)%	15%	(46)%	10%

Total gross margin	43%	67%	45%	66%

Operating Expenses

Sales and Marketing. Sales and marketing expense includes salaries, direct sales force and partner commissions, travel and entertainment and marketing programs. Sales and marketing expense decreased by $142,000, or 10%, to $1.3 million in the three months ended April 30, 2005 from $1.4 million in the three months ended April 30, 2004. Sales and marketing expense decreased by $389,000, or 13%, to $2.5 million in the six months ended April 30, 2005 from $2.9 million in the six months ended April 30, 2004. These decreases principally related to lower sales commissions due to lower revenues. As of April 30, 2005, we had 18 employees and contractors in our sales and marketing operations as compared to 15 employees and contractors on April 30, 2004.

Product Development. Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense increased by $142,000, or 16%, to $1.0 million in the three months ended April 30, 2005 from $884,000 in the three months ended April 30, 2004. Product development expense decreased by $149,000, or 7%, to $2.0 million in the six months ended April 30, 2005 from $2.1 million in the six months ended April 30, 2004. The increase in the three months ended April 30, 2005, primarily relates to increased costs for external consultants in connection with our launch of Versata 6, which was released in May 2005. All software development costs are expensed in the period incurred as they do not meet the requirements for capitalization under SFAS No. 86. As of April 30, 2005, we had 20 employees and contractors in product development as compared to 33 employees and contractors on April 30, 2004. Although there was a decrease in the headcount between the two periods, there was an increase in costs for the same period. Beginning in May 2005, we began increasing our capacity for product development in Canada while decreasing our reliance on Virtusa. Canadian financial incentives that we intend to benefit from are not recorded in the accompanying financial statements until they are received, thereby reflecting a higher cost per head for the comparative periods.

General and Administrative. General and administrative expense includes salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense decreased by $297,000, or 27%, to

$808,000 in the three months ended April 30, 2005 from $1.1 million in the three months ended April 30, 2004. General and administrative expense decreased by $587,000, or 27%, to $1.6 million in the six months ended April 30, 2005 from $2.2 million in the six months ended April 30, 2004. These decreases primarily related to lower costs for employees and contractors, bonus awards and bad debt provisions offset by recruiting costs for a new CEO. We had 17 employees and contractors performing general and administrative functions on April 30, 2005 and 2004.

Stock-Based Compensation. Stock-based compensation expense includes the cost of common stock awards granted to employees and consultants in exchange for services as well as the amortization of employee stock-based compensation. Employee stock-based compensation expense for stock options is amortized on an accelerated basis (under FIN 28) over the vesting period of the related options, generally 48 months. We did not incur any expense for stock-based compensation expense for the three and six months ended April 30, 2005 as compared to expenses of $100,000 and $223,000 for the three and six months ended April 30, 2004, respectively. This decrease is principally related to our decision to discontinue the award of fully vested common stock for employees as well as the vesting of all pre-IPO stock in our prior fiscal year.

Restructuring and Other. We did not incur any restructuring or other expense for the three and six months ended April 30, 2005 as compared to expenses (expense reversal) of ($99,000) and $571,000 for the three and six months ended April 30, 2004, respectively. The expense reversal for the three months ended April 30, 2004, related to the renegotiation of the lease agreement for our Oakland, California headquarters. As a result, we reversed the accrued restructuring charges and wrote-off the majority of our restricted cash balance. The resulting net credit was further reduced by various charges for the sale of our French subsidiary, the disposal of certain fixed assets and the payment of additional severance payments. The expenses for the six months ended april 30, 2004, related to the aforementioned charges and severance payments for both domestic and international staff as well as additional restructuring costs incurred in the renegotiation of the lease agreement for our Oakland, California headquarters.

Interest Income, Net. Interest income, net, is primarily comprised of interest income from our cash and investments offset by interest paid on our equipment loan and capital lease obligations. We had interest income, net of $35,000 for both the three months ended April 30, 2005, and 2004. We had interest income, net of $73,000 for the six months ended April 30, 2005, a increase of $16,000, or 28%, compared to interest income, net of $57,000 for the six months ended April 30, 2004. The increase in interest income, net during the six-month period is primarily due to higher rates on our cash and investment balances offset by lower interest expense associated with our capital lease obligations.

Other Non-Operating Expense, Net. Other non-operating expense, net primarily relates to various state and local taxes. The majority of these taxes are not based upon taxable income but on revenues, asset values or shares outstanding. We have incurred operating losses for all periods from inception through April 30, 2005; thus, we have not incurred an income tax liability for federal income taxes and only minimal liabilities for state income taxes. In addition, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Other non-operating expense, net increased insignificantly by $5,000, from $7,000 for the three months ended April 30, 2004 to $12,000 for the three months ended April 30, 2005. Other non-operating expense decreased insignificantly by $13,000, from $35,000 for the six months ended April 30, 2004 to $22,000 for the six months ended April 30, 2005.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds of $167.2 million. We have also funded our operations through equipment lease financing. As of April 30, 2005, we had $6.0 million in cash and cash equivalents and short-term investments and $1.7 million in working capital. Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, market mutual funds and other money market securities with original maturities of 90 days or less. Short-term investments include United States corporate notes and United States municipal notes, with maturities between 91 days and 365 days. Working capital is current assets less current liabilities.

Net cash used in operating activities in each period reflects net loss offset by non-cash expenses, primarily depreciation and amortization and stock-based compensation and changes in working capital. Net cash used in operating activities was $3.5 million and $3.3 million for the six months ended April 30, 2005 and 2004, respectively. During the six month period ended April 30, 2005 and 2004, the increase in cash used in operating activities was largely related to operating losses for the period, adjusted for movements in operational balance sheet accounts as set out below:

	Six Months Ended
	April 30 2005	April 30 2004
Net loss	$(3,860)	$(3,262)
Depreciation and amortization	164	538
Accounts receivable, net	1,313	(638)
Accounts payable and accrued liabilities	(132)	(86)
Deferred revenue	(753)	789
Prepaid expenses and other assets	(228)	(803)
All other items	(17)	185

Net cash used in operating activities	$(3,513)	$(3,277)

Net cash provided by investing activities was $3.6 million and $1.5 million for the six months ended April 30, 2005 and 2004, respectively. Net cash provided by investing activities related primarily to the proceeds from sales and maturities of short-term investments, offset by purchases of fixed assets and short-term investments.

Net cash provided by financing activities was $23,000 and $28,000 for the six months ended April 30, 2005 and 2004, respectively and was attributable primarily to the exercise of stock options.

As of April 30, 2005, the Company had $6.0 million in cash, cash equivalents and investments, and working capital of $1.7 million. To date, the Company has not achieved profitability or positive cash flow on a sustained basis. As a result of the ongoing losses and deteriorating financial condition, the Company is actively pursuing debt and/or equity financing and other alternatives to fund its operating needs. However, there can be no guarantee that the Company will be successful in these pursuits on a timely basis, if at all, or, if available on terms acceptable to it. If the Company is unable to obtain debt and/or equity financing or other alternatives do not become available for it to meet its working capital obligations, the Company may be forced, at a minimum, to reduce its operating expenses accordingly, which may restrict its ability to pursue its business objectives and could adversely impact its ability to maintain its revenue levels.

On December 20, 2004, we entered into a one year Loan and Security Agreement (the “Loan Agreement”) with Venture Banking Group (“VBG”) for the purpose of establishing a revolving line of credit. The Loan Agreement provides for borrowings by of up to $1.0 million in the aggregate at anytime outstanding. The Loan Agreement requires us to maintain its primary depository and operating accounts with VBG and to maintain a minimum unrestricted cash balance of $4.0 million with VBG. Interest on borrowings under the Agreement is payable monthly and accrues at one-half of one percentage point above the prime rate. Unpaid principal, together with accrued and unpaid interest is due on the maturity date. Borrowings under the facility are collateralized by substantially all of our assets excluding its intellectual property. As of April 30, 2005, we had not drawn any funds on this credit facility.

The Loan Agreement contains affirmative and negative covenants with which we must comply, including reporting requirements, maintenance of insurance and restrictions on incurring indebtedness, granting liens, and paying dividends on its capital stock. The events of default under the loan agreement include payment defaults, cross defaults with certain other indebtedness, breaches of covenants, and insolvency events.

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

As of April 30, 2005, we had $6.0 million in cash and short-term investments, and working capital of approximately $1.7 million. To date, we have not achieved profitability or positive cash flow on a sustained basis. Although we believe that our current cash, cash equivalents, and any net cash provided by operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, it is possible that events may occur that could render our current working capital reserves insufficient. Because our revenue is unpredictable and a significant portion of our expenses are fixed, a reduction in projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources, potentially to a serious degree. We may find it necessary to obtain additional equity or debt financing within the next twelve months or beyond. If we require additional external funding, there can be no assurance that we will be able to obtain it on a timely basis if at all, or, if available, on terms acceptable to us. Moreover, additional financing will cause dilution to existing stockholders. If we cannot secure adequate financing sources on a timely basis, then we would be required, at a minimum, to reduce our operating expenses, which would restrict our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels.

We Have Incurred Operating Losses Since Our Inception and May Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the near future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected, we may never achieve profitability. As of April 30, 2005, we had an accumulated deficit of $215 million.

Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods.

Our operating results have varied and may continue to vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive certain recurring revenues on royalty-based license agreements and also from deferred maintenance and support fees, a significant amount of license fees in any quarter is dependent on the execution of new license sales in a specific quarter. In particular, our revenue in future periods is dependent on the licensing of Versata 6 and the Versata BAM Dashboard. If we fail to reach the expected results with such products, our revenues will be adversely affected. Our professional services revenue in any quarter is substantially dependent on our license revenue. Services are normally purchased in conjunction with the initial licensing of our software or on a stand-alone basis, although this is not a requirement. Should our license revenues decrease, there will be a reduced market for our services. Any revenue shortfall in services could have an immediate and significant adverse effect on our results of operations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period, while expense levels remain relatively fixed, our operating results would be adversely affected for that period. In addition, unplanned expenses such as increases in salaries, third party software licensing fees, and cost of software development, could adversely affect operating results for the period in which such expenses were incurred.

Our Failure to Accurately Forecast Sales May Lead to a Disappointment of Market Expectations.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. A variation in the conversion of the pipeline into contracts or in the pipeline itself such as occurred in the past could cause us to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, the current slowdown in the economy is causing purchasing decisions to be delayed, reduced in amount or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

If We Do Not Develop and Enhance New and Existing Products to Keep Pace With Technological, Market and Industry Changes, Our Revenues May Decline.

The markets for our products are characterized by rapid technological advances in software development, evolving standards in software technology and frequent new product introductions and enhancements. Product introductions and short product life cycles necessitate high levels of expenditures for research and development. To maintain our competitive position, we must:

•	Enhance and improve existing products and continue to introduce new products that keep pace with technological developments, such as the new master data management products that manage data resided in databases;

•	Satisfy increasingly sophisticated customer requirements; and

•	Achieve market acceptance.

The success of new products is dependent on several factors including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors, and market acceptance of these products. We recently released Versata 6 and intend to make the Versata BAM Dashboard v2.0 generally available later during fiscal 2005. However, there can be no assurance that Versata BAM Dashboard v2.0 will be released in a timely manner and include the functionalities required by our customers, or that these products will achieve broad market acceptance. Our inability to run on new or increasingly popular operating systems, and/or our failure to successfully enhance and improve our products in a timely manner could have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, we may in the future discover errors in new releases or new products after the commencement of commercial shipments. Since many customers are using Versata products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity.

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

We May Have to Delay Recognizing License or Service Related Revenue for a Significant Period, Which Could Negatively Impact Our Results of Operations.

Although we typically enter into standard license agreements and time-and-materials services agreements, we may occasionally have to delay recognizing license or service revenue for a significant period of time for a variety of types of transactions, including:

•	Transactions that require specified future deliverables not covered by maintenance and support arrangements;

•	Transactions that involve significant production, modification or customization;

•	Transactions that contain customer acceptance clauses, cancellation/exchange rights or refund rights;

•	Transactions that involve certain customer financing arrangements;

•	Transactions that involve new products;

•	Transactions that involve extended payment terms or payments based on milestones; or

•	Transactions that do not support current established pricing of training, professional services, maintenance and support, or other typical undelivered elements in an arrangement.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the Securities Exchange Commission and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment will result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

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

If we fail to add new customers who license our products, our revenue also will likely decline. The total amount of professional services and customer support fees we receive in any period depends in large part on the size and number of software licenses that we have previously sold as well as our customers electing to renew their customer support agreements. In the event of a further downturn in our software license revenue or a decline in the percentage of customers who renew their annual support agreements, our professional services and fees for customer support revenue could become flat or further decline.

Our Failure to Maintain Ongoing Sales Through Distribution Channels Will Result in Lower Revenues.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as Independent Software Vendors (“ISVs”), systems integrators, independent consultants, application service providers (“ASPs”) and resellers. Our ability to achieve revenue growth in the future will depend in part on our success in making our direct sales force more efficient and in further establishing and expanding relationships with distributors, ASPs, ISVs, Original Equipment Manufacturers (“OEMs”), and systems integrators. We intend to seek distribution arrangements with additional ISVs to embed our solutions in their products. It is possible that we will not be able to increase the efficiency of our direct sales force or other distribution channels, or secure license agreements with additional ISVs on commercially reasonable terms. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

If We Lose Additional Key Employees or Cannot Hire Key Qualified Employees, It May Adversely Affect Our Ability to Manage Our Business, Develop Our Products and Increase Our Revenues.

We believe our continued growth and success depends to a large extent on the continued service of our senior management and other key employees and the hiring of key qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We cannot be certain that there will not be departures of key personnel. Any changes in management can be disruptive to our operations. In general, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees.

Risks Related to Our Industry

Weakening of Worldwide Economic Conditions Realized in the Internet Infrastructure Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates.

The revenue growth of our business depends on the overall demand for computer software, particularly in the product segments in which we compete. Any further slowdown of the worldwide economy affects the buying decision of corporate customers, such as it has in the recent years. Because our sales are primarily to Global 2000 customers, our business also depends on general economic and business conditions. A reduction in demand for computer software, caused by a weakening of the economy, such as occurred in fiscal 2001, 2002, 2003, and 2004, or otherwise, may result in continued decreased revenues or lower revenue growth rates.

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

If We Do Not Effectively Compete With New and Existing Competitors, Our Revenues and Operating Margins Will Decline.

The software development market in general, and the market for our software and related services in particular, are new, rapidly evolving and highly competitive. We expect the competition in this industry to persist and intensify as the market continues to consolidate. Many of our competitors, including but not limited to IBM, BEA Systems, Oracle, Borland Software, ILOG, Fair Isaac, Pegasystems, Haley Enterprises, SAP and Computer Associates have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors, such as the ones mentioned herein,, also have more extensive customer bases, broader customer relationships and broader industry alliances that they can leverage, thereby establishing relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional service organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings or may introduce new products and enhancements. Furthermore, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If we fail to compete successfully with our competitors, the demand for our products would decrease. Any reduction in demand could lead to loss of market share, a decrease in the price of our products, fewer customer orders, reduced revenues, reduced margins, and increased operating losses. These competitive pressures could seriously harm our business and operating results.

Risks Related to Our Stock

The Price of Our Common Stock is Volatile and It May Fluctuate Significantly.

The market price of our common stock has fluctuated significantly and has declined sharply since our initial public offering in March 2000. Our stock price is affected by a number of factors, some of which are beyond our control, including:

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

Any Potential Delisting of Versata’s Common Stock from the NASDAQ Small Cap Market Could Harm Our Business.

Our common stock currently trades on the NASDAQ Small Cap Market, which has certain quantitative continued listing requirements. In March 2004, we transferred the listing of our common stock from the NASDAQ National Market to the NASDAQ Small Cap Market because we no longer met the NASDAQ National Market’s minimum stockholder’s equity requirements. If we are unable to maintain compliance with the Small Cap Market’s continued listing requirements, our common stock could be de-listed from the Small Cap Market, with future sales conducted only in the over the counter market. A transfer to the over the counter market could have a negative impact on the price and liquidity of our common stock.

On May 18, 2005, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market (“NASDAQ”) informing that, for the last 30 consecutive business days, the bid price of our common stock had traded below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”). To regain compliance, the bid price of our common stock must close at $1.00 per share or more, for a minimum of ten consecutive business days. The notice further provides that in accordance with Marketplace Rule 4310(c)(8)(D), we will be provided a grace period of 180 calendar days, or until November 14, 2005, to regain compliance. If at any time before November 14, 2005, we regain compliance, NASDAQ will provide written notice to us that we comply with the Rule. If we cannot demonstrate compliance with the Rule by November 14, 2005, NASDAQ will determine whether we meet The NASDAQ SmallCap Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we satisfy the initial listing criteria, NASDAQ will notify us that we have been granted an additional 180 calendar days to regain compliance. Thereafter, if we have not regained compliance, and are not eligible for an additional compliance period, NASDAQ will provide written notification that our securities will be delisted. At that time, we can appeal NASDAQ’s determination to delist its securities to a Listing Qualifications Panel. We have not yet determined to take any action in response to this notice, but will evaluate potential responses depending on the trading price of our common stock, and the time remaining in any applicable grace period to regain compliance with the Rule.

Upon the filing of this quarterly report, we may receive a notice from NASDAQ notifying that, we will be delisted from The NASDAQ SmallCap Market due to noncompliance with Marketplace Rule 4310(c)(2)(B), which requires companies listed to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. This quarterly report indicates that we do not comply with Marketplace Rules.

We May Engage in Future Acquisitions that Dilute Our Stockholders and Cause Us Incur Debt or Assume Contingent Liabilities.

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

All of the cash equivalents and short-term investments are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. As of April 30, 2005, the average number of days to maturity for the instruments held by the Company was 50 days and the average yield earned on cost was 2.34%.

Foreign Currency Risks. As of April 30, 2005, we had operating subsidiaries located in the United Kingdom, Germany, Canada and Australia. International sales were made mostly from our foreign sales subsidiaries in the United Kingdom and Germany and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We estimate that a uniform 10% change in the applicable foreign exchange rates would not have had a significant impact upon our net income (loss).

We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results. Due to the materiality and nature of our international operations, we do not currently enter into foreign currency hedge transactions.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of April 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued the Order of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were both initially filed in 2001. Pursuant to the terms of the settlement, our insurers paid $9.75 million and we issued 200,000 shares of common stock and implemented certain corporate therapeutics. Existing stockholders also received a put option for each share held. The put option granted the stockholder the right to put the shares back to the Company for $3.50 per share exercisable for a 20-day trading period commencing on January 28, 2005 and ending on February 25, 2005. As of January 31, 2005 we had accrued $660,000 for this liability in accrued restructuring and other. During the 20-day trading period, we processed approximately 10,000 put option requests, and accordingly, we reduced the accrual by the incurred cash expense of approximately $35,000, leaving a remaining balance at the expiration of the option period of $625,000. As the stockholders elected not to exercise the put option when the fair value of the option exceeded the fair value of the common stock, this amount is considered contributed capital to us and, accordingly, has been recorded as additional paid-in capital during the three months ended April 30, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2003, the United States District Court for the Northern District of California issued the Order of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were both initially filed in 2001. Pursuant to the terms of the settlement, among other remedies, existing stockholders received a put option for each share held. The put option granted the stockholder the right to put the shares back to us for $3.50 per share exercisable for a 20-day trading period commencing on January 28, 2005 and ending on February 25, 2005. (See Note 7 of Notes to Condensed Consolidated Financial Statements for further information on the settlement.) In connection with the put option, during the quarter ended April 30, 2005, we made the following repurchases of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
February 1, 2005 to February 28, 2005	9,979	$3.50	9,979	—
March 1, 2005 to March 31, 2005	—	—	—	—
April 1, 2005 to April 30, 2005	—	—	—	—

Total	9,979		9,979	—

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On June 8, 2005, our Board of Directors appointed David Chamberlain, 51, as the interim President and Chief Executive Officer of Versata. Prior to joining us, from June 2004 through June 2005, Mr. Chamberlain was Co-Founder, Investor, and CEO of Echo Technologies Corporation, a start-up venture located in El Dorado Hills, CA that develops platforms for identifying the physical locations of Internet users to prevent credit card fraud and to target ad markets. From 2001 to 2004, Mr. Chamberlain served as President and CEO of WebPutty, Inc (“WebPutty”), a company that provided technologies that extend n-tier platforms such as Microsoft .NET and Web services with next-generation automation and management capabilities. Mr. Chamberlain first joined WebPutty as its Executive Vice President and General Manager of Field Operations in June 2001, and was appointed President and CEO in September 2001. Prior to WebPutty, from 1999 until 2000, Mr. Chamberlain served as Vice President at Novell Corporation, first leading an organization in providing a solutions versus product approach with clients, and later adding the roles of Vice President of ASP/ISP Education Sales, and Vice President Eastern Operations/U.S. & Federal Government Sales to his responsibilities. Mr. Chamberlain holds a B.S. in Education from Bowling Green State University, Bowling Green, Ohio.

Versata entered into an offer letter agreement with Mr. Chamberlain, which provides that the interim position of President and Chief Executive Officer will have a term of five months, commencing on June 15, 2005 and ending on November 15, 2005 (the “Interim Term”). Prior to the end of the Interim Term, the Board of Directors of Versata will reconsider Mr. Chamberlain’s employment and if applicable, provide him with a new employment agreement, within one month after the end of the Interim Term. During the Interim Term, Versata will not terminate Mr. Chamberlain’s employment for any reason other than for Cause (as defined below). If Versata decides not to renew Mr. Chamberlain’s employment or he terminates his employment prior to the end of the Interim Term, Mr. Chamberlain will not be entitled to any additional compensation or salary post termination, or any other payment from Versata.

Mr. Chamberlain will be paid a total annual salary of $250,000, prorated for the Interim Term in the monthly amount of $20,833.33. Mr. Chamberlain is eligible to earn two milestone performance bonuses of $50,000 based on the achievement of specific management objectives (MBOs) to be set by the Board of Directors and agreed upon by Mr. Chamberlain within six weeks after the date of the offer letter.

For purposes of the offer letter, Cause means (i) willful failure to perform the assigned duties and responsibilities reasonably assigned to Mr. Chamberlain that are not corrected within a fifteen (15) day correction period, after there has been delivered a written demand for performance from the Board which describes the basis for the belief of the Board that Mr. Chamberlain has not substantially performed his duties; (ii) any act of personal dishonesty taken by Mr. Chamberlain in connection with his responsibilities as an employee of Versata with the intention or reasonable expectation that such may result in Mr. Chamberlain’s substantial personal enrichment; (iii) a conviction of, or plea of nolo contendere to, a felony which the Board reasonably believes has had or will have a material detrimental effect on Versata’s reputation or business, or (iv) a material breach of Versata’s Proprietary Information and Inventions Agreement which breach is (if capable of cure) not cured within fifteen (15) days after Versata gives Mr. Chamberlain written notice of the breach.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
10.20*	Offer letter by and between the Company and David Chamberlain

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Versata, Inc. duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2005	/s/ WILLIAM FREDERICK
William Frederick
Interim President and Chief Executive Officer
(Duly Authorized Officer)

Chief Financial Officer, Secretary and Vice President
(Principal Financial Officer)