Form 10-Q
period 2005-07-31
VERSATA INC
filed 2005-09-19
CIK 1034397

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2005, the total number of outstanding shares of the Registrant’s common stock was 8,178,546.

VERSATA, INC.

FORM 10-Q QUARTERLY REPORT

Unless stated otherwise, references in this report to “Versata,” “we,” “our,” “us” or “the Company” refer to Versata, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERSATA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2005	October 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,334	$3,307
Short-term investments	—	6,535
Accounts receivable, net	914	1,986
Prepaid expenses and other current assets	618	495

Total current assets	4,866	12,323
Property and equipment, net	888	772
Other assets	533	112

Total assets	$6,287	$13,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,173	$1,188
Accrued liabilities	1,152	1,653
Current portion of accrued restructuring and other	165	757
Current portion of capital lease obligations	59	65
Current portion of deferred revenue	2,807	3,553

Total current liabilities	5,356	7,216
Deferred revenue, less current portion	413	588
Other long-term liabilities	275	150

Total liabilities	6,044	7,954
Stockholders’ equity:
Preferred stock $0.001 par value; 833 shares authorized, no shares issued and outstanding as of July 31, 2005 and October 31, 2004, respectively	—	—
Common stock $0.001 par value; 25,000 shares authorized, 8,179, and 8,191 shares issued and outstanding as of July 31, 2005 and October 31, 2004, respectively	45	45
Additional paid-in capital	217,547	216,903
Accumulated other comprehensive loss	(757)	(777)
Accumulated deficit	(216,592)	(210,918)

Total stockholders’ equity	243	5,253

Total liabilities and stockholders’ equity	$6,287	$13,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Revenue:
Software license	$275	$1,548	$668	$4,065
Maintenance and support	1,328	1,587	4,424	4,477
Professional services	668	925	2,001	2,664

Total revenue	2,271	4,060	7,093	11,206

Cost of revenue:
Software license	26	67	67	184
Maintenance and support (1)	258	393	925	1,144
Professional services (1)	860	834	2,803	2,395

Total cost of revenue	1,144	1,294	3,795	3,723

Gross profit	1,127	2,766	3,298	7,483

Operating expense:
Sales and marketing (1)	1,285	1,408	3,809	4,321
Product development (1)	766	1,002	2,732	3,117
General and administrative (1)	819	596	2,411	2,775
Stock-based compensation	—	89	—	312
Restructuring and other	66	645	66	1,216

Total operating expense	2,936	3,740	9,018	11,741

Loss from operations	(1,809)	(974)	(5,720)	(4,258)
Interest income, net	24	32	97	89
Other non-operating expense, net	(29)	(108)	(51)	(143)

Net loss	$(1,814)	$(1,050)	$(5,674)	$(4,312)

Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	7	(6)	8	(6)
Change in foreign currency translation adjustments	107	(528)	12	(209)

Comprehensive loss	$(1,700)	$(1,584)	$(5,654)	$(4,527)

Basic and diluted net loss per share	$(0.22)	$(0.13)	$(0.69)	$(0.54)

Weighted-average common shares outstanding	8,178	8,135	8,176	8,042

(1) Unearned stock-based compensation excluded from cost of revenue and operating expense:
Maintenance and support	—	2	—	9
Professional services	—	13	—	47
Sales and marketing	—	20	—	67
Product development	—	38	—	135
General and administrative	—	16	—	54

Total	$—	$89	$—	$312

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSATA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	July 31, 2005	July 31, 2004
Cash flows from operating activities:
Net loss	$(5,674)	$(4,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255	1,245
Provision for doubtful accounts (recoveries)	(55)	38
Loss on disposal of property and equipment	31	197
Stock-based compensation	—	312
Warrants issued	—	54
Non-cash restructuring charge	66	—
Changes in operating assets and liabilities:
Accounts receivable	1,127	431
Prepaid expenses and other assets	(544)	(229)
Accounts payable and accrued liabilities	(375)	(38)
Accrued restructuring and other, net of restricted cash	(33)	(310)
Deferred revenue	(921)	(449)

Net cash used in operating activities	(6,123)	(3,061)

Cash flows from investing activities:
Purchases of short-term investments	—	(1,560)
Proceeds from sales/maturities of short-term investments	6,542	4,615
Purchases of property and equipment	(402)	(279)

Net cash provided by investing activities	6,140	2,776

Cash flows from financing activities:
Net principal payments on capital lease obligations	(22)	—
Proceeds from exercise of stock options and warrants	19	28

Net cash (used in) provided by financing activities	(3)	28

Effect of exchange rate changes on cash and cash equivalents	13	(210)

Decrease in cash and cash equivalents	27	(467)
Cash and cash equivalents at beginning of period	3,307	3,689

Cash and cash equivalents at end of period	$3,334	$3,222

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$3

Supplemental disclosure of non-cash investing and financing activities:
Expiration of put option related to common stock issued in connection with class action lawsuit settlement credited to additional paid-in capital	$625	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

Versata, Inc. was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Our software provides a way for companies to define and manage the business logic in their software systems at the business level rather than the system code level, including support for a company’s process and transaction business logic. Versata 6, which was released in May 2005, is an integrated solution which provides additional support for all of the logic components driving a company’s business systems.

As of July 31, 2005, we had $3.3 million in cash and cash equivalents, and negative working capital of $490,000. To date, we have not achieved profitability or positive cash flow on a sustained basis. As a result of ongoing losses and our deteriorating financial condition, we are actively pursuing debt and/or equity financing, as well as other alternatives to fund our operating needs. However, there can be no guarantee that we will be successful in these pursuits on a timely basis, or at all. If we are unable to obtain debt and/or equity financing, or if other alternatives do not become available to us, to allow us to meet our working capital obligations, we may need to reduce our operating expenses, among other strategies, which may adversely affect our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels or our ability to continue our business.

2. Interim Financial Information and Basis of Presentation

Reclassification of Cash and Cash Equivalents to Short-term Investments

During the current period, we reclassified certain of our investment securities from cash and cash equivalents to short-term investments and accordingly, made the following reclassifications to the October 31, 2004 and 2003 Condensed Consolidated Balance Sheet to conform to the current period’s presentation:

	October 31, 2004
	As Reported	Adjustment	As Reclassed
Cash and cash equivalents	$5,202	$(1,895)	$3,307

Short-term investments	$4,640	$1,895	$6,535

	October 31, 2003
	As Reported	Adjustment	As Reclassed
Cash and cash equivalents	$8,089	$(4,400)	$3,689

Short-term investments	$5,693	$4,400	$10,093

In addition, our Condensed Consolidated Statement of Cash Flows for the nine months ended July 31, 2004, reflects the reclassification of these securities during 2004. These reclassifications had no effect on reported revenues, net loss, net loss per share, current assets, working capital, total assets or stockholders’ equity.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2005, and for the three months and nine months ended July 31, 2005 and 2004, include our accounts and those of our subsidiaries, all of which are wholly-owned and located in North America, Europe and Australia. All intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to the current year presentation.

We have prepared the condensed consolidated financial statements included herein, without audit, in accordance with generally accepted accounting principles, or GAAP, as promulgated within the United States of America, for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure that the information presented is not misleading.

We believe all necessary adjustments, which consist of normal recurring items, have been included in the accompanying financial statements to fairly present the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending October 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, filed with the SEC on January 28, 2005.

3. Stock-Based Compensation Plans

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board, or FASB, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28, and comply with the disclosure provisions of FASB Statement of Financial Accounting Standards or SFAS, No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Stock Based

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Compensation—Transition and Disclosure—an Amendment of SFAS No. 123, or SFAS 148. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price. SFAS 123 defines a “fair value”-based method of accounting for an employee stock option or similar equity investment.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and FASB Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, or EITF 96-18. We use the Black-Scholes option-pricing model to value options granted to non-employees.

In December 2004, the FASB issued SFAS No. 123R, Share-based Payment, or SFAS 123R. SFAS 123R revises SFAS 123 and supersedes APB 25. See Note 10 Recent Accounting Pronouncements for further discussion regarding SFAS 123R.

Summarized below are the pro forma effects on net loss and net loss per share data, if we had elected to use the fair value approach prescribed by SFAS 123 to account for our employee stock-based compensation plans (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net loss, as reported	$(1,814)	$(1,050)	$(5,674)	$(4,312)
Add: Stock-based employee compensation expense included in reported net loss	—	89	—	312
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(93)	(324)	(187)	(989)

Pro forma net loss	$(1,907)	$(1,285)	$(5,861)	$(4,989)

Net loss per share:
Basic and diluted—as reported	$(0.22)	$(0.13)	$(0.69)	$(0.54)

Basic and diluted—pro forma	$(0.23)	$(0.16)	$(0.72)	$(0.62)

We calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing method as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Risk-free rates	3.6%–4.1%	3.6%–4.0%	3.3%–4.3%	2.7%–4.0%
Expected lives (in years)	5.0	5.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	195%	56%	140%	58%

The effects of applying SFAS 123 on pro forma disclosures of net loss and net loss per share are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future years.

4. Major Customers and Credit Risk Concentrations

For the three and nine months ended July 31, 2005, one customer comprised 18% and 17%, respectively, of our total revenue. For the three months ended July 31, 2004, two customers comprised 25% and 11%, respectively, of our total revenue. For the nine months ended July 31, 2004, one customer comprised 17% of our total revenue. In addition, three customers comprised 22%, 19% and 11%, respectively, of our consolidated net accounts receivable as of July 31, 2005.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Restructuring and Other

The following table summarizes the restructuring and other activity during the nine months ended July 31, 2005 (in thousands):

	Employee Severance	Other Costs	Total
Accrual balance, October 31, 2004	$97	$660	$757
Additions	66	—	66
Cash paid	—	(35)	(35)
Adjustments	2	(625)	(623)

Accrual balance, July 31, 2005	$165	$—	$165

Other Costs relates to the settlement of the Securities Class Action and State Derivative Actions in the three months ended April 30, 2005.

6. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. Potential common stock consists of unvested restricted common stock and incremental common shares to be issued upon the exercise of stock options and warrants. The number of potential common stock equivalents excluded from the calculation totaled 1,270,000 and 1,713,000 as of July 31, 2005 and 2004, respectively.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(1,814)	$(1,050)	$(5,674)	$(4,312)

Denominator:
Weighted average shares outstanding	8,179	8,147	8,185	8,063
Weighted average unvested shares of common stock subject to repurchase	(1)	(12)	(9)	(21)

Denominator for basic and diluted calculation	8,178	8,135	8,176	8,042

Basic and diluted net loss per share	$(0.22)	$(0.13)	$(0.69)	$(0.54)

7. Commitments and Contingencies

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

On June 14, 2005, a former employee, who worked as our Vice President of Human Resources from March 2001 until late 2004, filed a complaint against us in the California Superior Court of Alameda County. The complaint alleges damages for retaliation in violation of the California Fair Employment and Housing Act, breach of expressed contract, breach of the implied covenant of good faith and fair dealing and wrongful termination in violation of public policy. We have not yet responded to the complaint, but have propounded discovery against the plaintiff. The parties are currently in settlement discussions. Due to the preliminary nature of this case, we are not able to predict the outcome of this litigation or our potential exposure related thereto. If no settlement occurs, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

Guarantees

We generally enter into standard indemnification provisions in our license agreements with our customers and other licensees of our products. Pursuant to these provisions, we indemnify our customers and licensees for patent, copyright or intellectual property losses suffered or incurred for claims of infringement by any third party with respect to our products. We also generally provide

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

similar indemnification provisions in our professional services agreements for customer-specific engineering design services. To date, costs related to lawsuits or settlements of indemnified claims have not been significant, and, accordingly, no liabilities have been recorded for these provisions.

Additionally, we generally warrant that, for a period of 30 days from the date of delivery, the media on which our software is furnished is free from defects under normal use. Additionally, in some instances, we have warranted that our software products will perform in all material respects in accordance with the applicable product’s published specifications in effect at the time of delivery of the licensed product to the customer for the life of the product. We also warrant that our professional services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Costs related to our product warranties have not been significant and, thus, no liabilities have been recorded to date for these agreements.

We also indemnify, defend and hold harmless each of our executive officers and non-employee directors from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs (excluding the aforementioned settlement of the class action lawsuit) have been incurred relating to such indemnifications and, as such, no accruals have been recorded to date for these guarantees.

8. Other Matters

On June 7, 2005, our Board of Directors announced the appointment of David Chamberlain as President and Chief Executive Officer.

9. Related Party Transactions

In November 2003, we entered into an engineering services agreement with Virtusa Corporation, a U.S. and Indian-based premier software engineering services firm which provides engineering support to software product developers and enterprise customers. Our former board member, Robert Davoli, was also a board member of Virtusa Corporation. A major shareholder, Sigma Partners, is also a venture capital investor in Virtusa Corporation. Our former board member Robert Davoli and current board member Wade Woodson serve as managing directors of Sigma Partners. We terminated our relationship with Virtusa in January 2005. We incurred costs for services provided by Virtusa of approximately $121,000 during the nine months ended July 31, 2005.

10. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our Consolidated Financial Statements is our first quarter of fiscal 2006.

Upon adoption, SFAS 123R will have a significant impact on our Consolidated Financial Statements, specifically our statement of operations and earnings per share on a quarterly and annual basis, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock option plans rather than disclose the impact on our consolidated net

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

income within our footnotes as is our current practice. The amounts disclosed in the Notes to Consolidated Financial Statements are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ materially from amounts currently disclosed based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R, we may choose to use a different valuation model to value the compensation expense associated with our employee stock options.

11. Subsequent Event

On September 13, 2005, our Chief Executive Officer and President approved a workforce reduction plan that results in the termination of approximately thirty employees in order to reduce operating expenses and improve our cost structure. The reduction in force is expected to be completed by the end of October 2005. The costs associated with this restructuring consist of one-time termination benefits. Our preliminary estimate of such costs is between approximately $150,000 - $250,000, all of which will result in future cash expenditures.

VERSATA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on the information currently available to our management. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or other words indicating future results. These statements are based on judgments with respect to, among other things, information available to us, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the sections entitled “Risk Factors That May Affect Future Results”. In light of significant uncertainties inherent in forward- looking information included in this report on Form 10-Q, the inclusion of such information should not be regarded as a representation that our plans and objectives will be achieved. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

Overview

Versata, Inc. was incorporated in California on August 27, 1991, and was reincorporated in the State of Delaware on February 24, 2000. Our software provides a way for companies to define and manage the business logic in their software systems at the business level rather than the system code level, including support for a company’s process and transaction business logic. Versata 6, which was released in May 2005, is an integrated solution which provides additional support for all of the logic components driving a company’s business systems.

Our products are currently optimized for the building, maintenance and ongoing evolution of large, complex, data-intensive enterprise applications. These applications typically access multiple data sources, incorporate multiple database tables and user interfaces, execute very complex business transactions and support thousands of users. The Versata solution replaces time-intensive hand-coding efforts with simple, intuitive business rules definition and graphical process flow specification. With the general availability of Versata 6, we provide additional support for decision logic and data mapping logic. Versata 6 integrates Rete (a business rules engine industry standard) decision rules capability, introduces support for the open source Eclipse tooling technology for faster and more cost-efficient application creation and delivers support for web services and service oriented architectures. The result is an integrated solution for all the logic components driving a company’s business systems.

We market our products primarily through a direct sales force in North America and in Europe. Our internal team is supported by a network of consulting and systems integration partners, companies selling pre-packaged software applications and companies selling software applications over the Internet on a subscription basis.

We also offer comprehensive professional services such as ROI analysis, training, staff augmentation and project management as well as complete turn-key solution services and comprehensive customer support.

Recent Developments

In our press release issued September 14, 2005, and corresponding Form 8-K filed the same day, we reported that the Company used $2.6 million of its cash to fund operations during the quarter. The correct number, as discussed on our earnings call, was $2.7 million.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

We have identified certain policies as critical to our business operations and to the understanding of our financial condition and results of operations, and our senior management has reviewed these critical accounting policies and related disclosures with the Audit

Committee of our Board of Directors. Those policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexities are as follows:

Revenue Recognition

We derive revenue from three sources as follows: (i) sale of software licenses to end users, value added resellers, or VAR’s, distributors, system integrators and independent software vendors, or ISV’s; (ii) maintenance and support which consists of post-contract customer support, or PCS; and (iii) professional services which include consulting and training. We recognize revenue in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Position or SOP, 97-2, Software Revenue Recognition, or SOP 97-2, as amended, and Securities and Exchange Staff Accounting Bulletin, or SAB 104 Revenue Recognition, or SAB 104. Under these pronouncements, we record revenue from the licensing of software products to end-users and system integrators, who use our software to build systems for their customers, when both parties sign a license agreement or binding purchase order, the fee is fixed or determinable, collectability is reasonably assured and delivery of the product has occurred. For VAR’s and distributors, we recognize revenue upon notification of sell-through, provided all other revenue recognition criteria are met. For sales to certain ISV’s, where we receive non-refundable royalty payments, we defer the fair value of PCS related to the arrangement and recognize the remainder as license revenue, when paid, provided all other revenue recognition criteria are met. Generally, we provide payment terms that range from thirty to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due. When contracts contain multiple elements, and for which vendor specific objective evidence, or VSOE, of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate in the agreement for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. We recognize revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, we recognize revenue as the related services are performed, as long as the other revenue recognition criteria are met. In instances where services are deemed essential to the functionality of the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting in accordance with AICPA SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Payments received in advance of services being rendered or product being delivered are recognized as deferred revenue. Deferred revenue generally consists of PCS paid in advance under annual maintenance contracts, which is recognized ratably over the maintenance period.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Determining Functional Currencies for the Purpose of Consolidation

We have several foreign subsidiaries which together accounted for approximately 32% of our net revenues for both the three and nine months ended July 31, 2005, and 8% of our assets and 30% of our total liabilities as of July 31, 2005.

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

The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States dollar. These currencies include the United Kingdom Pound Sterling, the Euro and the Australian and Canadian dollars. Any future translation gains or losses could be significantly higher than those noted in each of these periods. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in our statement of operations.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are recorded at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Stock-based Compensation

SFAS 123 currently encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have continued to account for stock-based employee compensation using the intrinsic value method. Under that method, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. However, as of November 1, 2005, we will be required to apply SFAS 123R which will require us to measure compensation cost for all share-based payments at fair value.

Litigation Contingencies

We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other things. On a quarterly basis, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available to us at the time. As additional information becomes known to us, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse impact on our consolidated results of operations or financial position.

Segment Information

We identify our operating segments based on the business activities, management responsibility and geographical location. For both periods presented we operated in a single business segment. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenues (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Software license revenue:
North America	$123	$531	$464	$1,248
Europe	152	1,017	204	2,817

	275	1,548	668	4,065
Maintenance and support revenue:
North America	$814	$919	$2,656	$2,806
Europe	514	668	1,768	1,671

	1,328	1,587	4,424	4,477
Professional services revenue:
North America	$605	$685	$1,730	$1,740
Europe	63	240	271	924

	668	925	2,001	2,664
Total revenue:
North America	$1,542	$2,135	$4,850	$5,794
Europe	729	1,925	2,243	5,412

	$2,271	$4,060	$7,093	$11,206

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by the lines in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenue:
Software license	12%	38%	9%	36%
Maintenance and support	58%	39%	62%	40%
Professional services	30%	23%	29%	24%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Software license	1%	2%	1%	2%
Maintenance and support	11%	10%	13%	10%
Professional services	38%	20%	40%	21%

Total cost of revenue	50%	32%	54%	33%

Gross profit	50%	68%	46%	67%
Operating expense:
Sales and marketing	57%	35%	54%	39%
Product development	34%	25%	39%	28%
General and administrative	36%	15%	34%	25%
Stock-based compensation	—%	2%	—%	3%
Restructuring and other	3%	16%	—%	10%

Total operating expense	130%	93%	127%	105%

Loss from operations	(80)%	(24)%	(81)%	(38)%
Interest income, net	1%	1%	1%	1%
Other non-operating expense, net	(1)%	(3)%	—%	(1)%

Net loss	(80)%	(26)%	(80)%	(38)%

Revenue

Software License Revenue. Software license revenue for the three months ended July 31, 2005, decreased $1.3 million, or 82%, to $275,000 from $1.5 million in the three months ended July 31, 2004. Software license revenue for the nine months ended July 31, 2005, decreased $3.4 million, or 84%, from $4.1 million to $668,000 compared to the nine months ended July 31, 2004. Both North America and Europe experienced declines in both periods in software license revenue, with the European decline being more profound as two large European license transactions were signed during fiscal 2004, without similar contracts in fiscal 2005. Overall, the declines in revenue primarily result from the timing of our shift towards Versata 6 and away from some of our older products and because certain of our customers are deferring their purchasing decisions. Our attention during the nine months ending July 31, 2005, has been focused on strengthening our product line and introducing an updated product mix.

Maintenance and Support Revenue. Maintenance and support revenue was $1.3 million and $1.6 million for the three months ended July 31, 2005 and 2004, and $4.4 million and $4.5 million for the nine months ended July 31, 2005 and 2004, respectively. The slight decreases for both periods are primarily attributable to lower software license revenue and the non-renewal of certain existing maintenance and support contracts. Maintenance and support revenue for our European operations decreased in the three months ended July 31, 2005 and increased in the nine months ended July 31, 2005 while maintenance and support revenues for both periods decreased slightly within our North American operations.

Professional Services Revenue. Professional services revenue decreased by $257,000, or 28%, to $668,000 in the three months ended July 31, 2005 from $925,000 in the three months ended July 31, 2004. Professional services revenue decreased by $663,000, or 25%, to $2.0 million for the nine months ended July 31, 2005 from $2.7 million for the nine months ended July 31, 2004. Professional services revenue has declined steadily over the last year as some of the larger engagements have concluded without new engagements to replace them.

Cost of Software License Revenue. Cost of software license revenue consists of fees and royalties paid to third party vendors for the use of their products embedded within our product offerings. Cost of software license revenue decreased by $41,000, or 61%, to

$26,000 for the three months ended July 31, 2005 from $67,000 for the three months ended July 31, 2004. Cost of software license revenue decreased by $117,000, or 64%, to $67,000 for the nine months ended July 31, 2005 from $184,000 for the nine months ended July 31, 2004. This decrease is principally related to lower software license revenue during these periods, as noted above.

Cost of Maintenance and Support Revenue. Cost of maintenance and support revenue consists of salaries and allocated overhead for support personnel. Cost of maintenance and support revenue decreased by $135,000, or 34%, to $258,000 for the three months ended July 31, 2005 from $393,000 for the three months ended July 31, 2004. Cost of maintenance and support revenue decreased by $219,000, or 19%, to $925,000 for the nine months ended July 31, 2005 from $1.1 million for the nine months ended July 31, 2004. These decreases relate mainly to a reduction in personnel-related costs due to a shift in resources to our Halifax, Canada location and departmental allocated overhead costs. As of July 31, 2005, we had six employees and contractors in our support operations as compared to seven employees and contractors at July 31, 2004.

Cost of Professional Services Revenue. Cost of professional services revenue consists of salaries and allocated overhead for professional service personnel and payments to third party consultants incurred in providing training and consulting services. Cost of service revenue increased by $26,000, or 3%, to $860,000 for the three months ended July 31, 2005 from $834,000 for the three months ended July 31, 2004. Cost of service revenue increased by $408,000, or 17%, to $2.8 million for the nine months ended July 31, 2005 from $2.4 million for the nine months ended July 31, 2004. The increase for both periods was mainly attributable to the fact that we have professional services staff allocated to strategic, non-billable projects and the use of higher-cost external resources to serve clients. As of July 31, 2005, we had 14 employees and contractors in professional services as compared to 16 employees and contractors on July 31, 2004.

Gross Profit

Gross Profit. Gross profit decreased by $1.6 million, or 59%, to $1.1 million in the three months ended July 31, 2005 from $2.8 million in the three months ended July 31, 2004. Gross margins decreased to 50% for the three months ended July 31, 2005 from 68% for the three months ended July 31, 2004. Gross profit decreased by $4.2 million, or 56%, to $3.3 million in the nine months ended July 31, 2005 from $7.5 million in the nine months ended July 31, 2004. Gross margins decreased to 46% for the nine months ended July 31, 2005 from 67% for the nine months ended July 31, 2004. Total gross margin was impacted by significantly lower software license revenues in the three and nine months ended July 31, 2005. Software license revenues generate higher margins than maintenance and support or professional services revenues. In addition, gross margin was unfavorably impacted by a negative margin on professional services revenue resulting from employees assigned to non-billable projects.

We experienced a negative gross margin in the three and nine months ended July 31, 2005, within our professional services department, as compared to a positive 10% gross margin in the comparable prior year periods. The negative gross margin can be attributed to decreased revenue, increased external consultant and travel costs and staff allocated to strategic, non-billable projects.

The following table summarizes gross margin by revenue component:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Software license gross margin	91%	96%	90%	95%
Maintenance and support gross margin	81%	75%	79%	74%
Professional services gross margin	(29)%	10%	(40)%	10%

Total gross margin	50%	68%	46%	67%

Operating Expenses

Sales and Marketing. Sales and marketing expense includes salaries, direct sales force and partner commissions, travel and entertainment and marketing programs. Sales and marketing expense decreased by $123,000, or 9%, to $1.3 million in the three months ended July 31, 2005 from $1.4 million in the three months ended July 31, 2004. Sales and marketing expense decreased by $512,000, or 12%, to $3.8 million in the nine months ended July 31, 2005 from $4.3 million in the nine months ended July 31, 2004. These decreases principally related to lower sales commissions due to lower revenues. As of July 31, 2005, we had 19 employees and contractors in our sales and marketing operations as compared to 16 employees and contractors on July 31, 2004.

Product Development. Product development expense includes costs associated with the development of new products, enhancements to existing products, quality assurance and technical publication activities. These costs consist primarily of employee salaries and the cost of consulting resources that supplement our product development teams. Product development expense decreased by $236,000, or 24%, to $766,000 in the three months ended July 31, 2005 from $1.0 million in the three months ended July 31, 2004. Product development expense decreased by $385,000, or 12%, to $2.7 million in the nine months ended July 31, 2005 from $3.1 million in the nine months ended July 31, 2004. The decreases in the three and nine months ended July 31, 2005, primarily relate to decreased costs in the three month-period for external consultants after the launch of Versata 6 in May 2005. All software development costs are expensed in the period incurred as they do not meet the requirements for capitalization under SFAS No. 86. As of July 31, 2005, we had 24 employees and contractors in product development as compared to 38 employees and contractors on July 31, 2004. Beginning in May 2005, we began increasing our capacity for product development in Canada while decreasing our reliance on Virtusa. Canadian financial incentives that we intend to benefit from are not recorded in the accompanying financial statements until they are received, thereby reflecting a higher cost per head for the comparative periods.

General and Administrative. General and administrative expense includes salaries for executive, finance and administrative personnel, information systems costs and bad debt expense. General and administrative expense increased by $223,000, or 37%, to $819,000 in the three months ended July 31, 2005 from $596,000 in the three months ended July 31, 2004. General and administrative expense decreased by $364,000, or 13%, to $2.4 million in the nine months ended July 31, 2005 from $2.8 million in the nine months ended July 31, 2004. The increase in the three months ended July 31, 2005 relates to the hiring of a new Chief Executive Officer in June 2005 as well as lower IT costs in the three months ended July 31, 2004. The decrease in the nine months ended July 31, 2005 primarily relate to lower costs for employees and contractors, bonus awards and bad debt provisions. We had 20 employees and contractors performing general and administrative functions as of July 31, 2005 as compared to 18 employees and contractors on July 31, 2004.

Stock-Based Compensation. Stock-based compensation expense includes the cost of common stock awards granted to employees and consultants in exchange for services as well as the amortization of employee stock-based compensation. Employee stock-based compensation expense for stock options is amortized on an accelerated basis (under FIN 28) over the vesting period of the related options, generally 48 months. We did not incur any expense for stock-based compensation expense for the three and nine months ended July 31, 2005 as compared to expenses of $89,000 and $312,000 for the three and nine months ended July 31, 2004, respectively. This decrease is principally related to our decision to discontinue the award of fully vested common stock for employees as well as the vesting of all pre-IPO stock in our prior fiscal year.

Restructuring and Other. We incurred a restructuring charge of $66,000 during the three and nine months ended July 31, 2005 as compared to charges of $645,000 and $1.2 million for the three and nine months ended July 31, 2004, respectively. The expense incurred during the three months ended July 31, 2005, relates to salary and benefit costs associated with the termination of our former Vice-President of Sales. The expenses incurred during the three months ended July 31, 2004, related to the sale of our French subsidiary, the disposal of certain fixed assets and the payment of additional severance payments. The expenses for the nine months ended July 31, 2004, related to the aforementioned charges and severance payments for both domestic and international staff as well as additional restructuring costs incurred in the renegotiation of the lease agreement for our Oakland, California headquarters.

Interest Income, Net. Interest income, net, is primarily comprised of interest income from our cash and investments offset by interest paid on our equipment loan and capital lease obligations. We had interest income, net of $24,000 for the three months ended July 31, 2005, as compared to interest income, net of $32,000 for the three months ended July 31, 2004. We had interest income, net of $97,000 for the nine months ended July 31, 2005, as compared to interest income, net of $89,000 for the nine months ended July 31, 2004. The slight decrease in interest income, net during the three-month period is due to lower cash and investment balances. The slight increase in interest income, net during the nine-month period is primarily due to higher rates on our cash and investment balances as well as lower interest expense associated with our capital lease obligations.

Other Non-Operating Expense, Net. Other non-operating expense, net primarily relates to various state and local taxes. The majority of these taxes are not based upon taxable income but on revenues, asset values or shares outstanding. We have incurred operating losses for all periods from inception through July 31, 2005; thus, we have not incurred an income tax liability for federal income taxes and only minimal liabilities for state income taxes. In addition, we have recorded a valuation allowance for the full amount of our deferred tax assets, as the future realization of the tax benefits is uncertain. Other non-operating expense, net decreased by $79,000, from $108,000 for the three months ended July 31, 2004 to $29,000 for the three months ended July 31, 2005. Other non-operating expense decreased by $92,000, from $143,000 for the nine months ended July 31, 2004 to $51,000 for the nine months ended July 31, 2005. The decrease for both periods relates to losses in the three and nine months ended July 31, 2004, on the disposal of fixed assets.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the private sale of our equity securities and our initial public offering, resulting in aggregate net proceeds to us of $167.2 million. We have also funded our operations through equipment lease financing. As of July 31, 2005, we had $3.3 million in cash and cash equivalents, and negative working capital of $490,000. Cash and cash equivalents consist of highly liquid investments in time deposits held at major banks, market mutual funds and other money market securities with original maturities of 90 days or less. Working capital is current assets less current liabilities.

Net cash used in operating activities in each period reflects net loss offset by non-cash expenses, primarily depreciation and amortization and stock-based compensation and changes in working capital. Net cash used in operating activities was $6.1 million and $3.1 million for the nine months ended July 31, 2005 and 2004, respectively. During the nine month periods ended July 31, 2005 and 2004, the cash used in operating activities was largely related to operating losses for the period, adjusted for movements in operational balance sheet accounts as set out below:

	Nine Months Ended
	July 31, 2005	July 31, 2004
Net loss	$(5,674)	$(4,312)
Depreciation and amortization	255	1,245
Accounts receivable	1,127	431
Accounts payable and accrued liabilities	(375)	(38)
Deferred revenue	(921)	(449)
Prepaid expenses and other assets	(544)	(229)
All other items	9	291

Net cash used in operating activities	$(6,123)	$(3,061)

Net cash provided by investing activities was $6.1 million and $2.8 million for the nine months ended July 31, 2005 and 2004, respectively. Net cash provided by investing activities related primarily to the proceeds from sales and maturities of our investments, offset by purchases of fixed assets and investments.

Net cash (used in) provided by financing activities was ($3,000) and $28,000 for the nine months ended July 31, 2005 and 2004, respectively, and was attributable primarily to principal repayments on capital leases in 2005 and the exercise of stock options in 2004.

As of July 31, 2005, we had $3.3 million in cash and cash equivalents, and negative working capital of $490,000. To date, we have not achieved profitability or positive cash flow on a sustained basis. As a result of ongoing losses and our deteriorating financial condition, we are actively pursuing debt and/or equity financing, as well as other alternatives to fund our operating needs. However, there can be no guarantee that we will be successful in these pursuits on a timely basis, or at all. If we are unable to obtain debt and/or equity financing, or if other alternatives do not become available to us, to allow us to meet our working capital obligations, we may need to reduce our operating expenses, among other strategies, which may adversely affect our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels or our ability to continue our business.

On September 13, 2005, our Chief Executive Officer and President approved a workforce reduction plan that results in the termination of approximately thirty employees in order to reduce operating expenses and improve our cost structure. The reduction in force is expected to be completed by the end of October 2005. The costs associated with this restructuring consist of one-time termination benefits. Our preliminary estimate of such costs is between approximately $150,000 - $250,000, all of which will result in future cash expenditures.

On December 20, 2004, we entered into a one year Loan and Security Agreement, or Loan Agreement with Venture Banking Group, as lender, for the purpose of establishing a revolving line of credit. The Loan Agreement provided for borrowings of up to a maximum amount of $1.0 million outstanding in the aggregate at any time. The Loan Agreement required us to maintain our primary depository and operating accounts with the lender and to maintain a minimum unrestricted cash balance of $4.0 million with the lender. In July 2005, the facility was closed.

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

We Have Limited Working Capital and May Experience Difficulty in Obtaining Needed Funding, Which May Limit Our Ability to Effectively Pursue Our Business Objectives and Could Adversely Impact Our Ability to Maintain Our Revenue Levels or Our Ability to Continue Our Business.

As of July 31, 2005, we had $3.3 million in cash and cash equivalents, and negative working capital of $490,000. To date, we have not achieved profitability or positive cash flow on a sustained basis. As a result of our ongoing losses and limited working capital, we are actively pursuing debt and/or equity financing, as well as other satisfactory funding alternatives. However, there can be no guarantee that we will be successful in these pursuits on a timely basis, or at all. Additionally, our efforts to obtain public or private capital have taken longer than expected, and such financing efforts have not been as positive as originally contemplated and may not be favorably resolved. If we are unable to obtain debt and/or equity financing, or other satisfactory funding alternatives to meet our working capital obligations, we expect that we will need to reduce our operating expenses, among other strategies. Any reduction in our operating expenses may adversely affect our ability to pursue our business objectives and could adversely impact our ability to maintain our revenue levels or our ability to continue our business. Furthermore, because our revenue is unpredictable and a significant portion of our expenses are fixed, any further reduction in our projected revenue or unanticipated requirements for cash outlays could deplete our limited financial resources further, potentially to a serious degree. Moreover, any additional financing will cause dilution to our existing stockholders and the outlay of substantial expenses, whether or not the financing is consummated.

We Have Incurred Operating Losses Since Our Inception and May Incur Net Losses and Negative Cash Flows for the Foreseeable Future.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur losses in the near future. If our revenue grows less than we anticipate or if our operating expenses increase more than expected, we may never achieve profitability and may not be able to continue our business. As of July 31, 2005, we had an accumulated deficit of $216.6 million.

Our Quarterly Revenues and Operating Results May Fluctuate in Future Periods.

Our operating results have varied and may continue to vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive certain recurring revenues on royalty-based license agreements and also from deferred maintenance and support fees, a significant amount of license fees in any quarter is dependent on the execution of new license sales in a specific quarter. In particular, our revenue in future periods is dependent on the licensing of Versata 6 and the Versata BAM Dashboard. If we fail to reach the expected results with such products, our revenues will be adversely affected. Our professional services revenue in any quarter is substantially dependent on our license revenue. Services are normally purchased in conjunction with the initial licensing of our software or on a stand-alone basis, although this is not a requirement. Should our license revenues decrease, there could be a reduced market for our services. Any revenue shortfall in services could have an immediate and significant adverse effect on our results of operations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period, while expense levels remain relatively fixed, our operating results would be adversely affected for that period. In addition, unplanned expenses, such as increases in salaries, third party software licensing fees, and cost of software development, could adversely affect our operating results for the period in which such expenses were incurred.

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

The success of new products is dependent on several factors including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. We recently released Versata 6 and intend to make the Versata BAM Dashboard v2.0 generally available later during calendar 2005. However, there can be no assurance that Versata BAM Dashboard v2.0 will be released in a timely manner and include the functionalities required by our customers, or that these products will achieve broad market acceptance. Our inability to run on new or increasingly popular operating systems, and/or our failure to successfully enhance and improve our products in a timely manner could have a material adverse effect on our business, results of operations, financial condition or cash flows. In addition, we may in the future discover errors in new releases or new products after the commencement of commercial shipments. Since many customers are using Versata products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity.

If the Versata Products and Related Services Do Not Achieve Widespread Market Acceptance, the Source of Substantially All of Our Revenue will be At Risk.

We cannot predict the level of market acceptance that will be achieved or maintained by our products and services. If either the Internet infrastructure software market in general, or the market for our software or related services in particular, fails to grow or grows more slowly than we anticipate, or if either market fails to accept our products and related services, the source of substantially all of our revenue will be at risk. We expect to continue to derive substantially all our revenue from and be dependent upon our products and related services in the future. The market for our products and related services is new, rapidly evolving and highly competitive, and we cannot be certain that a viable market for our products will ever develop or be sustained. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products, product enhancements and related services in a timely and cost effective manner. Subject to our limited working capital, we expect to continue to commit significant resources to market and further develop our products and related services and to enhance the brand awareness of our software and services.

New Versions and Releases of Our Products May Contain Errors or Defects and Result in Loss of Revenue.

The software products we offer are complex and, despite extensive testing and quality control, may have had, and in the future could have, errors or defects, especially when we first introduce them. Typically we need to issue corrective releases of our software products to fix any defects or errors. Defects or errors could also cause damage to our reputation, loss of revenues, product returns or order cancellations, lack of market acceptance of our products and expose us to litigation. Accordingly, defects or errors particularly if they are more numerous than expected could have a material and adverse effect on our business, results of operations and financial condition.

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

We May Have to Delay Recognizing License or Service Related Revenue for a Significant Period, Which Could Negatively Impact Our Results of Operations.

Although we typically enter into standard license agreements and time-and-materials services agreements, we may occasionally have to delay recognizing license or service revenue for a significant period of time for a variety of types of transactions, including transactions that:

•	require specified future deliverables not covered by maintenance and support arrangements;

•	involve significant production, modification or customization;

•	contain customer acceptance clauses, cancellation/exchange rights or refund rights;

•	involve certain customer financing arrangements;

•	involve new products;

•	involve extended payment terms or payments based on milestones; or

•	do not support current established pricing of training, professional services, maintenance and support, or other typical undelivered elements in an arrangement.

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

Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position No. 97-2, Software Revenue Recognition, or SOP 97-2, and Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP 98-9. In addition, in December 2003, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104, which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 104. However, the accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices, which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our results of operations.

Issuance of New Laws or Accounting Regulations, or Re-interpretation of Existing Laws or Regulations, Could Materially Impact our Business or Stated Results.

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or re-interpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally. For example, recently issued accounting regulations requiring the company to account for employee stock option grants as an expense could have the result of our not using options as widely for our employees which could adversely impact our ability to hire and retain key employees.

We Will Incur Increased Costs as a Result of Changes in Laws and Regulations Relating to Corporate Governance Matters and Public Disclosure.

Changes in the laws and regulations relating to corporate governance and disclosure requirements applicable to public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the Securities Exchange Commission and new accounting pronouncements, will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with these standards. This investment will result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. In addition, these new laws and regulations could make it more difficult and/or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We have and continue to take steps to comply with these laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

Failure to Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing this assessment. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could decline significantly.

If Java Technology Does Not Continue to be Widely Adopted for E-business Application Development, Our Business Will Suffer.

Our products are based on Java technology, an object-oriented software programming language and distributed computing platform developed by Sun Microsystems. Java was developed primarily for the Internet and corporate intranet applications. It is still too early to determine whether Java will achieve greater acceptance as a programming language and platform for enterprise applications. The widespread acceptance of Microsoft’s .NET technologies, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to other technologies and standards, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will adversely affect our business, results of operations and financial condition.

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

Some of our products incorporate intellectual property licensed from third parties or open source software. If we fail to successfully exclude such technology from our indemnification obligations, claims that such open source or third party technology infringes the intellectual property rights of a third party could adversely affect our business and financial condition.

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

Our Failure to Maintain Ongoing Sales Through Distribution Channels Will Result in Lower Revenues.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as Independent Software Vendors, or ISVs, systems integrators, independent consultants, application service providers, or ASPs, and Value Added Resellers, or VARs. Our ability to achieve revenue growth in the future will depend in part on our success in making our direct sales force more efficient and in further establishing and expanding relationships with distributors, ASPs, ISVs, VARs, Original Equipment Manufacturers or, OEMs, and systems integrators. We intend to seek distribution arrangements with additional ISVs to embed our solutions in their products. It is possible that we will not be able to increase the efficiency of our direct sales force or other distribution channels, or secure license agreements with additional ISVs on commercially reasonable terms. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be adversely affected.

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

Our Business is Subject to Risks from International Operations.

We conduct business internationally. Accordingly, a portion of our revenues is derived from international sales and is, therefore, subject to the related risks including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles and volatilities of exchange rates in certain countries. There can be no assurances that we will be able to successfully address each of these challenges. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar may adversely affect revenues and operating results.

If We Lose Certain Key Employees or Cannot Hire Key Qualified Employees, It May Adversely Affect Our Ability to Manage Our Business, Develop Our Products and Increase Our Revenues.

We believe our continued growth and success depends to a large extent on the continued service of certain of our senior management and other key employees and the hiring of key qualified employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We cannot be certain that there will not be departures of key personnel. Any changes in management can be disruptive to our operations. In general, we do not have long-term employment or non-competition agreements with our employees. Part of our total compensation program includes stock options. The volatility or lack of positive performance of our stock price may from time to time adversely affect our ability to retain or attract key employees.

Furthermore, on September 13, 2005, our Chief Executive Officer and President announced a restructuring plan of our operations, whereby our work force will be reduced by thirty employees during the fourth quarter of our fiscal year 2005. The loss of these employees may be disruptive to our operations, and may frustrate our ability to discharge our business plan as contemplated.

Risks Related to Our Industry

Weakening of Worldwide Economic Conditions Realized in the Internet Infrastructure Software Market May Result in Decreased Revenues or Lower Revenue Growth Rates.

The revenue growth of our business depends on the overall demand for computer software, particularly in the product segments in which we compete. Because our sales are primarily to Global 2000 customers, our business also depends on general economic and business conditions. Slowdowns of the worldwide economy affect the buying decision of corporate customers, and have adversely impacted our operations and our ability to generate revenues in the past and may also again in the future. A reduction in demand for computer software, caused by a weakening of the economy, such as occurred in fiscal 2001, 2002, 2003 and 2004, or otherwise, may result in continued decreased revenues or lower revenue growth rates.

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

If We Do Not Effectively Compete With New and Existing Competitors, Our Revenues and Operating Margins Will Decline.

The software development market in general, and the market for our software and related services in particular, are new, rapidly evolving and highly competitive. We expect the competition in this industry to persist and intensify as the market continues to consolidate. Many of our competitors, including but not limited to IBM, BEA Systems, Oracle, Borland Software, ILOG, Fair Isaac, Pegasystems, Haley Enterprises, SAP and Computer Associates have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors, such as the ones mentioned herein also have more extensive customer bases, broader customer relationships and broader industry alliances that they can leverage, thereby establishing relationships with many of our current and potential customers. These companies also have significantly more established customer support and professional service organizations. In addition, these companies may adopt aggressive pricing policies or offer more attractive terms to customers, may bundle their competitive products with broader product offerings or may introduce new products and enhancements. Furthermore, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products. As a result, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. If we fail to compete successfully with our competitors, the demand for our products would decrease. Any reduction in demand could lead to loss of market share, a decrease in the price of our products, fewer customer orders, reduced revenues, reduced margins, and increased operating losses. These competitive pressures could seriously harm our business and operating results.

Furthermore, some of our competitors are also hardware vendors who bundle their own application server, integration software and tool products or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM is the primary hardware vendor that we compete with which offers a line of application server, integration and related software infrastructure solutions for their customers. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM, particularly with regard to its installed customer base, where IBM has certain inherent advantages due to its much greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application server and integration solutions with computer hardware, software and related service sales. In addition, IBM Global Services, a division of IBM and a large provider of consulting and information technology services, can influence their service customers’ choice of software products in favor of IBM’s. In addition, these advantages allow IBM to promote their competing products by selling at a discount their mainframe operating system software to their numerous mainframe hardware customers who purchase on a bundled basis IBM application server and integration software. Due to these factors, if we do not sufficiently differentiate our products based on functionality, reliability, ease of development, interoperability with non-IBM systems, performance, total cost of ownership and return on investment and establish our products as more effective solutions to customers’ technological and economic needs, our business, results of operations and financial condition will suffer.

In addition to its current products which include some application server functionality, Microsoft has announced that it intends to continue to enhance the application server and integration functionalities in its .NET technologies. Microsoft’s .NET technologies use a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET technologies, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET technologies and the bundling of competing functionality in versions of Windows can require us to compete in certain areas with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration and Web Services markets, as well as their ongoing efforts to enhance and expand the .NET technology program, could adversely affect our business, results of operations and financial condition.

The Lengthy Sales Cycle for Our Products Makes Our Revenues Susceptible to Substantial Fluctuations.

Many of our customers use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

Risks Related to Our Stock

The Price of Our Common Stock is Volatile and It May Fluctuate Significantly.

The market price of our common stock has fluctuated significantly and has declined sharply since our initial public offering in March 2000. Our stock price is affected by a number of factors, some of which are beyond our control, including:

•	quarterly variations in results, announcements that our revenue or income are below analysts’ expectations;

•	the competitive landscape;

•	technological innovations by us or our competitors;

•	changes in earnings estimates or recommendations by analysts;

•	sales of large blocks of our common stock, sales or the intention to sell stock by our executives and directors;

•	general economic and market conditions;

•	additions or departures of key personnel;

•	estimates and projections by the investment community; and

•	fluctuations in our stock trading volume, which is particularly common among highly volatile securities of software companies, particularly those with limited working capital and unclear prospects for resolving that issue.

As a result, our stock price is subject to significant volatility. In the past, following periods of volatility or decline in the market price of a company’s securities, securities class action litigation has at times been instituted against that company. This could be true in our case as well and, if so, could cause us to incur substantial costs and cause us to experience a diversion of management’s attention and resources.

Our Common Stock has been Delisted from the NASDAQ Small Cap Market, and There is Currently no Public Trading Market for Your Shares, So It Will be Very Difficult for You to Sell Your Shares promptly, if at all.

Our common stock is not currently listed on any national stock exchange. In March 2004, we transferred the listing of our common stock from the NASDAQ National Market to the NASDAQ Small Cap Market, because we no longer met the NASDAQ National Market’s minimum stockholder’s equity requirements. Subsequently, on June 16, 2005, we received a notice from NASDAQ that we were delisted from the NASDAQ SmallCap market due to noncompliance with Marketplace Rule 4310(c)(2)(B), which requires companies listed to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Receipt of the notice did not result in immediate delisting of the Company’s securities. In the notice, NASDAQ indicated that it was reviewing our eligibility for continued listing on the NASDAQ SmallCap Market and that we were requested to submit on or before July 1, 2005, a plan to achieve and sustain compliance with all NASDAQ SmallCap Market listing requirements, including the time frame for completion of the plan. On July 1, 2005, we presented to the listing qualifications department of the NASDAQ Stock Market a plan to achieve and maintain compliance with all NASDAQ SmallCap Market listing requirements. On July 12, 2005, NASDAQ informed us that NASDAQ did not view our plan as adequate in addressing the compliance requirements, and that we could appeal NASDAQ’s decision to a Listing Qualifications Panel. Having considered various business, legal, and compliance factors relating to this matter, we determined not to appeal NASDAQ’s decision and, instead, to move the listing of our common stock to the Over-the-Counter Bulletin Board, or OTCBB. The last day that our stock traded on the NASDAQ SmallCap Market was July 19, 2005.

Although we believe that we meet all of the eligibility requirements for trading on the OTCBB, our securities are not immediately eligible to trade on the OTCBB. The securities are eligible if a market maker makes an application, namely a Form 211, to register in, and quote, the securities in accordance with SEC Rule 15c2-11, and such application is cleared. Only a market maker, not us, may file a Form 211.

Therefore, it may be very difficult for you to sell your shares promptly, and you may not be able to sell your shares at all. Even if you are able to sell your shares, as a result of the absence of a public market, the price that you receive for any common stock that you sell may be less than the pro-rata share of the value of the assets that we own and which your shares entitle you and/or the price you paid for your shares.

We May Engage in Future Acquisitions that Dilute Our Stockholders and Cause Us to Incur Debt or Assume Contingent Liabilities.

As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

•	pay amounts of cash to acquire assets or businesses;

•	issue stock that would dilute current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities; or

•	expenses of pursuing opportunities whether or not the applicable transaction is consummated.

These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products or integration of new personnel;

•	contemplated synergies are not realized;

•	unanticipated costs and unanticipated tax consequences;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

If we enter into any strategic transactions, we will incur a variety of costs and might never realize the anticipated benefits.

If appropriate opportunities become available, we might attempt to acquire additional products, product candidates or businesses, or enter into joint ventures or reciprocal licensing arrangements, that we believe are a strategic fit with or potentially advantageous to, our business. We may incur fees and certain capital expenditures in investing and entering into any transactions of this sort, which may be borne whether or not any such transaction is ever consummated. If we undertake any transactions of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we might never realize the anticipated benefits of any such transaction or arrangement. Future acquisitions or other such transactions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or impairment expenses related to goodwill and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

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

Interest Rate Risks. We invest our cash in a variety of financial instruments, consisting principally of investments in interest-bearing demand deposit accounts with financial institutions and money market funds. Historically, we have also invested excess operating cash in a variety of investments, including commercial paper and highly-liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

All of our cash equivalents and investments are treated as “available-for-sale.” Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with short maturities. As of July 31, 2005, the weighted average interest rate on our cash equivalents was 2.89%. As of October 31, 2004, the weighted average interest rate on our cash equivalents and investments varied between 0.80% and 2.22%%.

Foreign Currency Risks. As of July 31, 2005 and October 31, 2004, we had operating subsidiaries located in the United Kingdom, Germany, Canada and Australia. Our revenue outside North America comprised 32% of our total revenue for the nine months ended July 31, 2005 and 41% for the year ended October 31, 2004. International sales were made mostly from our foreign sales subsidiaries in the United Kingdom and Germany and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. We estimate that a uniform 10% change in the applicable foreign exchange rates would not have had a significant impact upon our net income (loss) for the nine months ended July 31, 2005 or for the year ended October 31, 2004.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action and State Derivative Actions

On February 14, 2003, the United States District Court for the Northern District of California issued the Order of Final Approval of the Settlements of the consolidated securities class action and the consolidated derivative action that were both initially filed in 2001. Pursuant to the terms of the settlement, our insurers paid $9.75 million and we issued 200,000 shares of common stock and implemented certain corporate initiatives. Existing stockholders also received a put option for each share held. The put option granted the stockholder the right to put the shares back to the Company for $3.50 per share exercisable for a 20-day trading period commencing on January 28, 2005 and ending on February 25, 2005. As of January 31, 2005 we had accrued $660,000 for this liability in accrued restructuring and other. During the 20-day trading period, we processed approximately 10,000 put option requests, and accordingly, we reduced the accrual by the incurred cash expense of approximately $35,000, leaving a remaining balance at the expiration of the option period of $625,000. As the stockholders elected not to exercise the put option when the fair value of the option exceeded the fair value of the common stock, this amount is considered contributed capital to us and, accordingly, has been recorded as additional paid-in capital during the three months ended April 30, 2005.

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

On June 14, 2005, a former employee, who worked as our Vice President of Human Resources from March 2001 until late 2004, filed a complaint against us in the California Superior Court of Alameda County. The complaint alleges damages for retaliation in violation of the California Fair Employment and Housing Act, breach of expressed contract, breach of the implied covenant of good faith and fair dealing and wrongful termination in violation of public policy. We have not yet responded to the complaint, but have propounded discovery against the plaintiff. The parties are currently in settlement discussions. Due to the preliminary nature of this case, we are not able to predict the outcome of this litigation or our potential exposure related thereto. If no settlement occurs, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of Versata stockholders on May 25, 2005, at its headquarters office located at 300 Lakeside Drive, Suite 1300, Oakland, CA, the following matters were voted upon:

1.	The following individuals were elected to serve as Class II directors for a three-year term or until their successors are duly elected and qualified:

Nominee:	For:	Withheld:
George Paolini	6,227,781	286,395

2.	Ratification of the appointment of Grant Thornton LLP as independent accountants of the Company for the fiscal year ending October 31, 2005:

For:	Against:	Abstain:
6,224,665	17,815	271,696

Item 5. Other Information

On September 13, 2005, our Chief Executive Officer and President approved a workforce reduction plan that results in the termination of approximately thirty employees in order to reduce operating expenses and improve our cost structure. The reduction in force is expected to be completed by the end of October 2005. The costs associated with this restructuring consist of one-time termination benefits. Our preliminary estimate of such costs is between approximately $150,000—$250,000, all of which will result in future cash expenditures.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
10.20	Separation Agreement and Release Between Company and Linda Giampa effective as of July 27, 2005. *

10.21	Cheryl Black Letter Agreement dated July 25, 2005 Regarding Versata, Inc.’s Severance Plan and related Severance Plan.

10.22	Will Frederick Letter Agreement dated February 2, 2004 Regarding Versata, Inc.’s Severance Plan and related Severance Plan.

10.23	Brett Adam Letter Agreement dated October 24, 2003 Regarding Versata, Inc.’s Severance Plan and related Severance Plan.

10.24	Versata, Inc. Stock Option Agreement revised and effective as of June 20, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Form 8-K dated July 28, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Versata, Inc. duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2005	/s/ DAVID CHAMBERLAIN
David Chamberlain
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 16, 2005	/s/ WILLIAM FREDERICK
William Frederick
Chief Financial Officer, Secretary and Vice President
(Principal Financial Officer)